Form 10-Q
period 2013-12-31
ACEWAY CORP.
filed 2014-01-31
CIK 1580883

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10–Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2013

or

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ________________

Commission file number: 333-190547

Aceway Corp.
(Exact name of registrant as specified in its charter)

Nevada	27-1679428
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2620 Regatta Drive, Ste 102, Las Vegas, NV 89128
(Address of principal executive offices)

888-475-4489
(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X]  No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one).

Large accelerated filer [ ]	Accelerated filer [ ]

Non-accelerated filer [ ]	Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [  ]

As of January 27, 2014, there 25,000,000 shares of the issuer’s common stock, par value $0.001, outstanding.

ACEWAY CORP.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2013

PART I – FINANCIAL INFORMATION

Item 1.      Financial Statements.

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company's S-1 Amendment No. 3 filed with the SEC on November 27, 2013. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the periods presented have been reflected herein. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year ending June 30, 2014.

ACEWAY CORP.

         (A Development Stage Company)

FINANCIAL STATEMENTS

As of December 31, 2013 (unaudited) and June 30, 2013 (audited)

And For the Six Month Period Ending December 31, 2013 (unaudited) and for the period April 1, 2013 (Inception) through December 31, 2013

ACEWAY CORP.

 (A Development Stage Company)

Balance Sheets

	December 31,	June 30,
	2013	2013
ASSETS	(Unaudited)
Current Assets
Cash and cash equivalents	$12,993	$23,667
Deposits	-	700
Total Current Assets	12,993	24,367

TOTAL ASSETS	$12,993	$24,367

LIABILITIES AND STOCKHOLDER’S EQUITY

LIABILITIES
Current Liabilities
Accounts payable & accrued expenses	$1,500	$3,500
Due to shareholder	1,313	1,313
Total Current Liabilities	2,813	4,813

TOTAL LIABILITIES	2,813	4,813

STOCKHOLDER’S EQUITY
Common Stock, 75,000,000 shares authorized; par value $0.001, 25,000,000 shares issued and outstanding	25,000	25,000
` Accumulated deficit during development stage	(14,820)	(5,446)
Total Stockholder’s Equity	10,180	19,554

TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$12,993	$24,367

The accompanying notes are an integral part of these financial statements.

ACEWAY CORP

(A Development Stage Company)

Statements of Operations

(Unaudited)

	Three Months Ended December 31, 2013	Six Months Ended December 31, 2013	For the period from April 1, 2013 (inception) through December 31, 2013

REVENUES:	$-	$-	$-

OPERATING EXPENSES:
General and administrative	68	3,010	3,957
Professional fees	3,306	6,364	10,863
Total Operating Expenses	3,374	9,374	14,820

Net loss from operations	$(3,374)	$(9,374)	$(14,820)

OTHER INCOME AND EXPENSE	-	-	-

Income taxes	-	-	-

Net Loss	$(3,374)	$(9,374)	$(14,820)

Basic loss per share	$(0.00)	$(0.00)

Weighted average number of shares outstanding	25,000,000	25,000,000

The accompanying notes are an integral part of these financial statements.

ACEWAY CORP

(A Development Stage Company)

Statement of Stockholder’s Equity

For the period April 1, 2013 (date of inception) through December 31, 2013

	Common Stock		Additional Paid in	Accumulated Deficit During The Development	Total Stockholder’s
	Shares	Amount	Capital	Stage	Deficit

Balance as of April 1, 2013 (Inception)	-	$-	$-	$-	$-

Common shares issued for cash at $0.001 per share	25,000,000	25,000	-	-	25,000
Net loss	-	-	-	(5,446)	(5,446)

Balance, June 30, 2013	25,000,000	25,000	-	(5,446)	19,554

Net loss (unaudited)			-	(9,374)	(9,374)

Balance, December 31, 2013	25,000,000	$25,000	$-	$(14,820)	$10,180

The accompanying notes are an integral part of these financial statements.

ACEWAY CORP

(A Development Stage Company)

Statements of Cash Flows

(Unaudited)

	Six Months Ended December 31, 2013	For the period from April 1, 2013 (inception) through December 31, 2013

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(9,374)	$(14,820)
Adjustments to reconcile net loss to net cash used by operating activities:
Changes in deposits	700	-
Changes in accounts payable and accrued expenses	(2,000)	1,500
Net cash used in operating activities	(10,674)	(13,320)

CASH FLOWS FROM FINANCING ACTIVITIES
Advances from related party	-	1,313
Proceeds from issuance of common stock	-	25,000
Net cash provided by financing activities	-	26,313

Net increase in cash and cash equivalents	(10,674)	12,993

Cash and cash equivalents, beginning of period	23,667	-

Cash and cash equivalents, end of period	$12,993	$12,993

Supplemental Cash Flow Disclosure:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

ACEWAY CORP

(A Development Stage Company)

Notes to the Financial Statements

For the period April 1, 2013 (date of inception) through December 31, 2013

NOTE 1 -  ORGANIZATION AND DESCRIPTION OF BUSINESS

ACEWAY CORP (the “Company”) is a Nevada corporation incorporated on April 1, 2013.  It is based in Panama City.  The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America, and the Company’s fiscal year end is June 30.

The Company is a development stage company that intends to establish itself as an all-inclusive online shopping and shipping website throughout South America for customers who wish to purchase US and Chinese made products. To date, the Company’s activities have been limited to its formation and the raising of equity capital.

NOTE 2 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Development Stage Company

The Company is a development stage company as defined by section 915-10-20 of the FASB Accounting Standards Codification.  The Company is still devoting substantially all of its efforts on establishing the business and its planned principal operations have not commenced.  All losses accumulated since inception have been considered as part of the Company's development stage activities.

Basis of Presentation

The Financial Statements and related disclosures have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  The Financial Statements have been prepared using the accrual basis of accounting in accordance with Generally Accepted Accounting Principles (“GAAP”) of the United States.

In the opinion of management, all adjustments consisting of normal recurring entries necessary for a fair statement of the periods presented for: (a) the financial position; (b) the result of operations; and (c) cash flows, have been made in order to make the financial statements presented not misleading.  The results of operations for such interim periods are not necessarily indicative of operations for a full year.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. The estimates and judgments will also affect the reported amounts for certain revenues and expenses during the reporting period. Actual results could differ from these good faith estimates and judgments.

Start-Up Costs

In accordance with ASC 720, “Start-up Costs”, the Company expenses all costs incurred in connection with the start-up and organization of the Company.

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks, money market funds, and certificates of term deposits with maturities of less than three months from inception, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value.  The Company had $12,993 and $23,667 in cash and cash equivalents as of December 31, 2013 and June 30, 2013, respectively.

Net Loss Per Share of Common Stock

The Company has adopted ASC Topic 260, “Earnings per Share,” (“EPS”) which requires presentation of basic EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation.  In the accompanying financial statements, basic earnings (loss) per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period.

The following table sets forth the computation of basic earnings per share:

	Three Months Ended December 31, 2013	Six Months Ended December 31, 2013

Net loss	$(3,374)	$(9,374)

Weighted average common shares issued and outstanding (Basic)	25,000,000	25,000,000

Net loss per share, Basic	$(0.00)	$(0.00)

The Company has no potentially dilutive securities, such as options or warrants, currently issued and outstanding.

Share-based Expenses

ASC 718 “Compensation – Stock Compensation” prescribes accounting and reporting standards for all share-based payment transactions in which employee services are acquired.  Transactions include incurring liabilities, or issuing or offering to issue shares, options,  and other equity instruments such as employee stock ownership plans and stock appreciation rights.  Share-based payments to employees, including grants of employee stock options, are recognized as compensation expense in the financial statements based on their fair values. That expense is recognized over the period during which an employee is required to provide services in exchange for the award, known as the requisite service period (usually the vesting period).

The Company accounts for stock-based compensation issued to non-employees and consultants in accordance with the provisions of ASC 505-50, “Equity – Based Payments to Non-Employees.”  Measurement of share-based payment transactions with non-employees is based on the fair value of whichever is more reliably measurable:  (a) the goods or services received; or (b) the equity instruments issued.  The fair value of the share-based payment transaction is determined at the earlier of performance commitment date or performance completion date.

There were no share-based expenses for the period ending December 31, 2013.

Deferred Income Taxes and Valuation Allowance

The Company accounts for income taxes under ASC 740 “Income Taxes.”  Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs.  A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations.  No deferred tax assets or liabilities were recognized as of December 31, 2013.

Concentrations of Credit Risk

The Company’s financial instruments that are exposed to concentrations of credit risk primarily consist of its cash and cash equivalents and related party payables it will likely incur in the near future.  The Company places its cash and cash equivalents with financial institutions of high credit worthiness.  At times, its cash and cash equivalents with a particular financial institution may exceed any applicable government insurance limits.  The Company’s management plans to assess the financial strength and credit worthiness of any parties to which it extends funds, and as such, it believes that any associated credit risk exposures are limited.

Financial Instruments

The Company follows ASC 820, “Fair Value Measurements and Disclosures”,  which defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.  ASC 820 also establishes a fair value hierarchy that distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (2) an entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy are described below:

Level 1

Level 1 applies to assets or liabilities for which there are quoted prices in active markets for identical assets or liabilities.

Level 2

Level 2 applies to assets or liabilities for which there are inputs other than quoted prices that are observable for the asset or liability such as quoted prices for similar assets or liabilities in active markets; quoted prices for identical assets or liabilities in markets with insufficient volume or infrequent transactions (less active markets); or model-derived valuations in which significant inputs are observable or can be derived principally from, or corroborated by, observable market data.

Level 3

Level 3 applies to assets or liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities.

Revenue Recognition

The Company will recognize revenue from the sale of products and services in accordance with ASC 605,“Revenue Recognition.”  No revenue has been recognized since inception.  However, the Company will recognize revenue only when all of the following criteria have been met:

i)         Persuasive evidence for an agreement exists;

ii)        Service has been provided;

iii)       The fee is fixed or determinable; and,

iv)       Collection is reasonably assured.

Related Parties

The Company follows ASC 850, Related Party Disclosures, for the identification of related parties and disclosure of related party transactions.   Related party transactions for the year ended June 30, 2013 totaled $26,313 and was comprised of a stock issuance for cash of 25,000 and 1,313 in cash advances.  There were no related party transactions for the six months ended December 31, 2013.

Commitments and Contingencies

The Company follows ASC 450-20, Loss Contingencies, to report accounting for contingencies.  Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated.  There were no commitments or contingencies as of December 31, 2013.

Recent Accounting Pronouncements

Except for rules and interpretive releases of the SEC under authority of federal securities laws and a limited number of grandfathered standards, the FASB Accounting Standards Codification™ (“ASC”) is the sole source of authoritative GAAP literature recognized by the FASB and applicable to the Company.  We have reviewed the FASB issued Accounting Standards Update (“ASU”) accounting pronouncements and interpretations thereof that have effectiveness dates during the periods reported and in future periods. The Company has carefully considered the new pronouncements that alter previous generally accepted accounting principles and does not believe that any new or modified principles will have a material impact on the corporation’s reported financial position or operations in the near term. The applicability of any standard is subject to the formal review of our financial management and certain standards are under consideration.

NOTE 3 -  GOING CONCERN

The Company’s financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  The Company has not established an ongoing source of revenues sufficient to cover its operating cost, and requires additional capital to commence its operating plan.  The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable.  If the Company is unable to obtain adequate capital, it could be forced to cease operations.  These factors raise substantial doubt about its ability to continue as a going concern.

In order to continue as a going concern, the Company will need, among other things, additional capital resources.  Management’s plan to obtain such resources for the Company include: sales of equity instruments; traditional financing, such as loans; and obtaining capital from management and significant stockholders sufficient to meet its minimal operating expenses.  However, management cannot provide any assurance that the Company will be successful in accomplishing any of its plans.

There is no assurance that the Company will be able to obtain sufficient additional funds when needed or that such funds, if available, will be obtainable on terms satisfactory to the Company.  In addition, profitability will ultimately depend upon the level of revenues received from business operations.  However, there is no assurance that the Company will attain profitability. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 4 -   EQUITY

Authorized Stock

The Company has authorized 75,000,000 common shares, both with a par value of $0.001 per share.  Each common share entitles the holder to one vote, in person or proxy, on any matter on which action of the stockholders of the corporation is sought.

Common Shares

On May 24, 2013, the company issued 25,000,000 shares to an officer and director at $.001 per share for $25,000 cash.

Preferred shares

No preferred shares have been authorized or issued.

Stock Options and Warrants

The Company has no stock option plan, warrants or other dilutive securities.

NOTE 5 -  PROVISION FOR INCOME TAXES

The Company has not made provision for income taxes for the period April 1, 2013 (date of inception) through December 31, 2013, since the Company has the benefit of net operating losses in these periods.

Due to uncertainties surrounding the Company’s ability to generate future taxable income to realize deferred income tax assets arising as a result of net operating losses carried forward, the Company has not recorded any deferred income tax asset as of December 31, 2013.  The Company has incurred an operating loss of $9,374 for the period ending December 31, 2013.  The net operating losses carryforward will begin to expire in varying amounts from year 2033 subject to its eligibility as determined by respective tax regulating authorities.

The Company is subject to taxation in the United States and certain state jurisdictions.

The provision for income taxes differs from the amounts which would be provided by applying the statutory federal income tax rate of 34% to the net loss before provision for income taxes for the following reasons:

	December 31, 2013	June 30, 2013
Income tax expense at statutory rate	$(3,187)	$(1,852)
Valuation allowance	3,187	1,852
Income tax expense per books	$-	$-

Net deferred tax assets consist of the following components as of:

	December 31, 2013	June 30, 2013
NOL Carryover	$5,039	$1,852
Valuation allowance	(5,039)	(1,852)
Net deferred tax asset	$-	$-

NOTE 6 – RELATED PARTY TRANSACTIONS

On May 24, 2013, the company issued 25,000,000 shares of common stock to an officer and director at $.001 per share for $25,000 cash.  The director and officer also loaned the Company $1,313.

NOTE 7 – COMMITMENTS AND CONTINGENCIES

The Company has no commitments or contingencies as of December 31, 2013.

From time to time the Company may become a party to litigation matters involving claims against the Company.  Management believes that it is adequately insured for its operations and there are no current matters that would have a material effect on the Company’s financial position or results of operations.

NOTE 8 -  SUBSEQUENT EVENTS

Management has evaluated subsequent events through, January 24, 2014 the date these financial statements were available to be issued.  Based on our evaluation no additional material events have occurred that require disclosure.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

Except for historical information, this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  Such forward-looking statements involve risks and uncertainties, including, among other things, statements regarding our business strategy, future revenues and anticipated costs and expenses.  Such forward-looking statements include, among others, those statements including the words “expects,” “anticipates,” “intends,” “believes” and similar language.  Our actual results may differ significantly from those projected in the forward-looking statements.   Factors that might cause or contribute to such differences include, but are not limited to, those discussed herein as well as in the “Description of Business – Risk Factors” section in our Form S-1 Amendment No. 3, as filed on November 27, 2013.  You should carefully review the risks described in our Prospectus and in other documents we file from time to time with the Securities and Exchange Commission.  You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this report.  We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document.

Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from such forward-looking statements.

All references in this Form 10-Q to the “Company,” “Aceway,” “we,” “us,” or “our” are to Aceway Corp.

Corporate Overview

We were incorporated under the laws of the state of Nevada on April 1, 2013 and intend to engage in the distribution of electronic equipment throughout South America.  Our fiscal year end is June 30.  Our business address is Ave. Aquilino De La Guardia y Calle 47, Ocean Business Plaza Building, Suite 1604, Panama City, Panama.  The address of our agent for service in Nevada and registered corporate office is c/o Corp 95, LLC, 2620 Regatta Dr., Suite 102, Las Vegas, NV 89128.  Our telephone number is 1-888-475-4489.

We intend to import and market Chinese produced electronic accessories into the South American market via our website: www.shopaceway.com.  We anticipate that these products will be sold directly to end users through our website, but we may also develop a distribution network to provide our products to retailers. We anticipate initially offering our products in Panama and Costa Rica.

Results of Operations

The following table provides selected financial data about our company for the period ended December 31, 2013 and the year ended June 30, 2013.

Balance Sheet Date	12/31/13	06/30/13

Cash	$12,993	$23,667
Total Assets	$12,993	$700
Total Liabilities	$2,813	$4,813
Stockholders’ Equity	$10,180	$19,554

The Company has been devoting substantially all of its efforts on clearing its recent S-1 registration statement.  To date we have not developed our business and principal plan of operations and thus our expenses have been primarily for professional fees related to our registration statement.

We have generated no revenues since inception on April 1, 2013 and have a net loss of $14,820 through December 31, 2013.   Total expenses, since inception, were comprised of Professional Fees of $10,863 and general and administrative costs of $3,957.

Three months ending December 31, 2013:

For the three months ended December 31, 2013, we incurred $68 in general and administrative expenses and $3,306 in professional fees, resulting in an operating and net loss of $3,374.

Six months ending December 31, 2013:

For the six months ended December 31, 2013, we incurred $3,010 in general and administrative expenses and $6,364 in professional fees, resulting in an operating and net loss of $9,374.  The increase is attributable to registration and public company costs and development of the website.

Liquidity and Capital Resources

As at December 31, 2013, our cash balance was $12,993 and we had current liabilities $2,813.

Minimum total expenditures over the next 12 months are expected to be $15,000.  Our current cash balance will not be sufficient.

We had no material commitments for capital expenditures as of December 31, 2013 and June 30, 2013.

We have no known demands or commitments, and we are not aware of any events or uncertainties as of December 31, 2013 that will result in or that are reasonably likely to materially increase or decrease our current liquidity.

Going Concern

Our auditors have issued a going concern opinion.  This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay for our expenses.  This is because we have not generated any revenues and no sales are yet possible.  There is no assurance we will ever reach this point.  Accordingly, we must raise sufficient capital from sources.  Our only other source for cash at this time is investment by our sole director and officer.  We must raise cash to stay in business.  In response to these problems, management intends to raise additional funds through public or private placement offerings.  At this time, however, the Company does not have plans or intentions to raise additional funds by way of the sale of additional securities, other than pursuant to our current Offering.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Critical Accounting Policies and Estimates

We prepare our consolidated financial statements in conformity with GAAP, which requires management to make certain estimates and apply judgments. We base our estimates and judgments on historical experience, current trends and other factors that management believes to be important at the time the condensed consolidated financial statements are prepared. On a regular basis, we review our accounting policies and how they are applied and disclosed in our condensed consolidated financial statements.

While we believe that the historical experience, current trends and other factors considered support the preparation of our condensed consolidated financial statements in conformity with GAAP, actual results could differ from our estimates and such differences could be material.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 4.  Controls and Procedures.

Management’s Report on Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our president (our principal executive officer, principal financial officer and principle accounting officer) to allow for timely decisions regarding required disclosure.

As of the end of the quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our president (our principal executive officer, principal financial officer and principle accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president (our principal executive officer, principal financial officer and principle accounting officer) concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this quarterly report.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended December 31, 2013, that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings.

We know of no material, existing or pending legal proceedings against our Company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

Item 1A.  Risk Factors.

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

We did not issue unregistered equity securities during the quarter ended December 31, 2013.

On August 12, 2013, the Company filed a registration statement on Form S-1, containing a Prospectus for the sale of 20,000,000 shares of the Company’s common stock at $0.003 per share.  That Prospectus was declared effective December 6, 2013.  The Company has not yet sold any shares or raised any funds related to its current Offering.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures.

Not applicable.

Item 5.  Other Information.

None.

Item 6.  Exhibits.

The following exhibits are included as part of this report:

Exhibit No.      Description

31.1                 Rule 13(a)-14(a)/15(d)-14(a) Certification of Principal Executive and Financial Officer

32.1                 Rule 1350 Certification of Principal Executive and Financial Officer

101.INS*         XBRL Instance

101.SCH*        XBRL Taxonomy Extension Schema

101.CAL*        XBRL Taxonomy Extension Calculations

101.DEF*        XBRL Taxonomy Extension Definitions

101.LAB*        XBRL Taxonomy Extension Labels

101.PRE*        XBRL Taxonomy Extension Presentation

*  XBRL Information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ACEWAY CORP.
(Registrant)

Dated: January 31, 2014	/s/ Armando Espinoza
Armando Espinoza
President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Director
(Principal Executive, Financial, and Accounting Officer)