Form 10-Q
period 2014-03-31
ACEWAY CORP.
filed 2014-05-13
CIK 1580883

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10–Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

or

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

888-475-4489
(Registrant's telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X]  No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act (Check one).

Large accelerated filer [ ]	Accelerated filer [ ]

Non-accelerated filer [ ]	Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [  ]

As of May 10, 2014, there 35,000,020 shares of the issuer's common stock, par value $0.001, outstanding.

ACEWAY CORP.

FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2014

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
ACEWAY CORP.
(A Development Stage Company)

FINANCIAL STATEMENTS

As of March 31, 2014 (unaudited) and June 30, 2013 (audited)
And For the Nine Month Period Ending March 31, 2014 (unaudited) and for the period April 1, 2013 (Inception) through March 31, 2014

Aceway Corp.
(A Development Stage Company)
Financial Statements

The accompanying notes are an integral part of these financial statements.

ACEWAY CORP.
 (A Development Stage Company)
Balance Sheets

	March 31,	June 30,
	2014	2013
ASSETS	(Unaudited)
Current Assets
Cash and cash equivalents	$34,994	$23,667
Deposits	-	700
Total Current Assets	34,994	24,367

TOTAL ASSETS	$34,994	$24,367

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Current Liabilities
Accounts payable & accrued expenses	$1,500	$3,500
Due to shareholder	1,313	1,313
Total Current Liabilities	2,813	4,813

TOTAL LIABILITIES	2,813	4,813

STOCKHOLDERS' EQUITY
Common Stock, 75,000,000 shares authorized; par value $0.001, 33,666,684 and 25,000,000 shares issued and outstanding, respectively	33,667	25,000
Additional paid-in capital	17,333	-
Accumulated deficit during development stage	(18,819)	(5,446)
Total Stockholders' Equity	32,181	19,554

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$34,994	$24,367

The accompanying notes are an integral part of these financial statements.

ACEWAY CORP
(A Development Stage Company)
Statements of Operations
(Unaudited)

	Three Months Ended March 31, 2014	Nine Months Ended March 31, 2014	For the period from April 1, 2013 (inception) through March 31, 2014

REVENUES:	$-	$-	$-

OPERATING EXPENSES:
General and administrative	-	3,009	3,956
Professional fees	4,000	10,364	14,863
Total Operating Expenses	4,000	13,373	18,819

Net loss from operations	$(4,000)	$(13,373)	$(18,819)

OTHER INCOME AND EXPENSE	-	-	-

Income taxes	-	-	-

Net Loss	$(4,000)	$(13,373)	$(18,819)

Basic loss per share	$(0.00)	$(0.00)

Weighted average number of shares outstanding	29,329,638	26,422,144

The accompanying notes are an integral part of these financial statements.

ACEWAY CORP
(A Development Stage Company)
Statement of Stockholders' Equity
For the period April 1, 2013 (date of inception) through March 31, 2014

	Common Stock		Additional Paid in	Accumulated Deficit During The Development	Total Stockholders'
	Shares	Amount	Capital	Stage	Deficit

Balance as of April 1, 2013 (Inception)	-	$-	$-	$-	$-

Common shares issued for cash at $0.001 per share	25,000,000	25,000	-	-	25,000
Net loss	-	-	-	(5,446)	(5,446)

Balance, June 30, 2013	25,000,000	25,000	-	(5,446)	19,554

Common shares issued for cash at $0.003 per share	8,666,684	8,667	17,333	-	26,000

Net loss (unaudited)	-	-	-	(13,373)	(13,373)

Balance, March 31, 2014	33,666,684	$33,667	$17,333	$(18,819)	$32,181

The accompanying notes are an integral part of these financial statements.

ACEWAY CORP
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)

	Nine Months Ended March 31, 2014	For the period from April 1, 2013 (inception) through March 31, 2014

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(13,373)	$(18,819)
Adjustments to reconcile net loss to net cash used by operating activities:
Changes in deposits	700	-
Changes in accounts payable and accrued expenses	(2,000)	1,500
Net cash used in operating activities	(14,673)	(17,319)

CASH FLOWS FROM FINANCING ACTIVITIES
Advances from related party	-	1,313
Proceeds from issuance of common stock	26,000	51,000
Net cash provided by financing activities	26,000	52,313

Net increase in cash and cash equivalents	11,327	34,994

Cash and cash equivalents, beginning of period	23,667	-

Cash and cash equivalents, end of period	$34,994	$34,994

Supplemental Cash Flow Disclosure:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

ACEWAY CORP
(A Development Stage Company)
Notes to the Financial Statements
For the period April 1, 2013 (date of inception) through March 31, 2014
NOTE 1 -                                                                                                                                                        ORGANIZATION AND DESCRIPTION OF BUSINESS

ACEWAY CORP (the "Company") is a Nevada corporation incorporated on April 1, 2013.  It is based in Panama City.  The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America, and the Company's fiscal year end is June 30.

The Company is a development stage company that intends to establish itself as an all-inclusive online shopping and shipping website throughout South America for customers who wish to purchase US and Chinese made products. To date, the Company's activities have been limited to its formation and the raising of equity capital.

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

Basis of Presentation

The Financial Statements and related disclosures have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC").  The Financial Statements have been prepared using the accrual basis of accounting in accordance with Generally Accepted Accounting Principles ("GAAP") of the United States.

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
Start-Up Costs

In accordance with ASC 720, "Start-up Costs", the Company expenses all costs incurred in connection with the start-up and organization of the Company.

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

Net Loss Per Share of Common Stock

The Company has adopted ASC Topic 260, "Earnings per Share," ("EPS") which requires presentation of basic EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation.  In the accompanying financial statements, basic earnings (loss) per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period.

The following table sets forth the computation of basic earnings per share:

	Three Months Ended March 31, 2014	Nine Months Ended March 31, 2014

Net loss	$(4,000)	$(13,373)

Weighted average common shares issued and outstanding (Basic)	29,329,638	26,422,144

Net loss per share, Basic	$(0.00)	$(0.00)

The Company has no potentially dilutive securities, such as options or warrants, currently issued and outstanding.

Share-based Expenses

ASC 718 "Compensation – Stock Compensation" prescribes accounting and reporting standards for all share-based payment transactions in which employee services are acquired.  Transactions include incurring liabilities, or issuing or offering to issue shares, options,  and other equity instruments such as employee stock ownership plans and stock appreciation rights.  Share-based payments to employees, including grants of employee stock options, are recognized as compensation expense in the financial statements based on their fair values. That expense is recognized over the period during which an employee is required to provide services in exchange for the award, known as the requisite service period (usually the vesting period).

The Company accounts for stock-based compensation issued to non-employees and consultants in accordance with the provisions of ASC 505-50, "Equity – Based Payments to Non-Employees."  Measurement of share-based payment transactions with non-employees is based on the fair value of whichever is more reliably measurable:  (a) the goods or services received; or (b) the equity instruments issued.  The fair value of the share-based payment transaction is determined at the earlier of performance commitment date or performance completion date.

There were no share-based expenses for the period ending March 31, 2014.

Deferred Income Taxes and Valuation Allowance

The Company accounts for income taxes under ASC 740 "Income Taxes."  Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs.  A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations.  No deferred tax assets or liabilities were recognized as of March 31, 2014.

Concentrations of Credit Risk

The Company's financial instruments that are exposed to concentrations of credit risk primarily consist of its cash and cash equivalents and related party payables it will likely incur in the near future.  The Company places its cash and cash equivalents with financial institutions of high credit worthiness.  At times, its cash and cash equivalents with a particular financial institution may exceed any applicable government insurance limits.  The Company's management plans to assess the financial strength and credit worthiness of any parties to which it extends funds, and as such, it believes that any associated credit risk exposures are limited.

Financial Instruments

The Company follows ASC 820, "Fair Value Measurements and Disclosures",  which defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.  ASC 820 also establishes a fair value hierarchy that distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (2) an entity's own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy are described below:

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

Revenue Recognition

The Company will recognize revenue from the sale of products and services in accordance with ASC 605,"Revenue Recognition."  No revenue has been recognized since inception.  However, the Company will recognize revenue only when all of the following criteria have been met:

i)	Persuasive evidence for an agreement exists;
ii)	Service has been provided;
iii)	The fee is fixed or determinable; and,
iv)	Collection is reasonably assured.

Related Parties

The Company follows ASC 850, Related Party Disclosures, for the identification of related parties and disclosure of related party transactions.   Related party transactions for the year ended June 30, 2013 totaled $26,313 and was comprised of a stock issuance for cash of 25,000 and 1,313 in cash advances.  There were no related party transactions for the nine months ended March 31, 2014.

Commitments and Contingencies

The Company follows ASC 450-20, Loss Contingencies, to report accounting for contingencies.  Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated.  There were no commitments or contingencies as of March 31, 2014.

Recent Accounting Pronouncements

Except for rules and interpretive releases of the SEC under authority of federal securities laws and a limited number of grandfathered standards, the FASB Accounting Standards Codification™ ("ASC") is the sole source of authoritative GAAP literature recognized by the FASB and applicable to the Company.  We have reviewed the FASB issued Accounting Standards Update ("ASU") accounting pronouncements and interpretations thereof that have effectiveness dates during the periods reported and in future periods. The Company has carefully considered the new pronouncements that alter previous generally accepted accounting principles and does not believe that any new or modified principles will have a material impact on the corporation's reported financial position or operations in the near term. The applicability of any standard is subject to the formal review of our financial management and certain standards are under consideration.

NOTE 3 -GOING CONCERN

The Company's financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  The Company has not established an ongoing source of revenues sufficient to cover its operating cost, and requires additional capital to commence its operating plan.  The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable.  If the Company is unable to obtain adequate capital, it could be forced to cease operations.  These factors raise substantial doubt about its ability to continue as a going concern.

In order to continue as a going concern, the Company will need, among other things, additional capital resources.  Management's plan to obtain such resources for the Company include: sales of equity instruments; traditional financing, such as loans; and obtaining capital from management and significant stockholders sufficient to meet its minimal operating expenses.  However, management cannot provide any assurance that the Company will be successful in accomplishing any of its plans.

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

From January 1, 2014 to March 11, 2014, the company issued 8,666,684 shares to 26 unaffiliated investors at $0.003 per share for $26,000 cash.

Preferred shares

No preferred shares have been authorized or issued.

Stock Options and Warrants

The Company has no stock option plan, warrants or other dilutive securities.

NOTE 5 -PROVISION FOR INCOME TAXES

The Company has not made provision for income taxes for the period April 1, 2013 (date of inception) through March 31, 2014, since the Company has the benefit of net operating losses in these periods.

Due to uncertainties surrounding the Company's ability to generate future taxable income to realize deferred income tax assets arising as a result of net operating losses carried forward, the Company has not recorded any deferred income tax asset as of March 31, 2014.  The Company has incurred an operating loss of $13,373 for the period ending March 31, 2014.  The net operating losses carryforward will begin to expire in varying amounts from year 2033 subject to its eligibility as determined by respective tax regulating authorities.

The Company is subject to taxation in the United States and certain state jurisdictions.

The provision for income taxes differs from the amounts which would be provided by applying the statutory federal income tax rate of 34% to the net loss before provision for income taxes for the following reasons:

	March 31, 2014	June 30, 2013
Income tax expense at statutory rate	$(4,547)	$(1,852)
Valuation allowance	4,547	1,852
Income tax expense per books	$-	$-

Net deferred tax assets consist of the following components as of:

	March 31, 2014	June 30, 2013
NOL Carryover	$6,398	$1,852
Valuation allowance	(6,398)	(1,852)
Net deferred tax asset	$-	$-

NOTE 6 – RELATED PARTY TRANSACTIONS

On May 24, 2013, the company issued 25,000,000 shares of common stock to an officer and director at $.001 per share for $25,000 cash.

The director and officer has advanced funds to meet the Company's cash flow requirement.  There is no written or expressed policy for continuation of future advances.  The amounts advanced are considered payable upon demand and are non-interest bearing.  As of March 31 2014 the balance due to the director and officer is $1,313.

The Company does not own or lease property or lease office space. The office space used by the Company was arranged by the founder of the Company to use at no charge.

The Company does not have employment contracts with its key employees, including the controlling shareholder who is an officer of the Company.

The amounts and terms of the above transactions may not necessarily be indicative of the amounts and terms that would have been incurred had comparable transactions been entered into with independent third parties.

NOTE 7 – COMMITMENTS AND CONTINGENCIES

The Company has no commitments or contingencies as of March 31, 2014.

From time to time the Company may become a party to litigation matters involving claims against the Company.  Management believes that it is adequately insured for its operations and there are no current matters that would have a material effect on the Company's financial position or results of operations.

NOTE 8 -SUBSEQUENT EVENTS

Management has evaluated subsequent events through, May 5, 2014 the date these financial statements were available to be issued.  Based on our evaluation the below listed events and transactions have occurred requiring adjustment or disclosure:

In April 2014, the Company sold 1,333,336 common shares, par value $0.001 to 4 unaffiliated investors for $0.003 per share and a total of $4,000.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

Except for historical information, this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  Such forward-looking statements involve risks and uncertainties, including, among other things, statements regarding our business strategy, future revenues and anticipated costs and expenses.  Such forward-looking statements include, among others, those statements including the words "expects," "anticipates," "intends," "believes" and similar language.  Our actual results may differ significantly from those projected in the forward-looking statements.   Factors that might cause or contribute to such differences include, but are not limited to, those discussed herein as well as in the "Description of Business – Risk Factors" section in our Form S-1 Amendment No. 3, as filed on November 27, 2013.  You should carefully review the risks described in our Prospectus and in other documents we file from time to time with the Securities and Exchange Commission.  You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this report.  We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document.

Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from such forward-looking statements.

All references in this Form 10-Q to the "Company," "Aceway," "we," "us," or "our" are to Aceway Corp.

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

Results of Operations

The following table provides selected financial data about our company for the period ended March 31, 2014 and the year ended June 30, 2013.

Balance Sheet Date	03/31/14	06/30/13

Cash	$34,994	$23,667
Total Assets	$34,994	$24,367
Total Liabilities	$2,813	$4,813
Stockholders' Equity	$32,181	$19,554

Our increase in cash of $11,327 can be attributed to money raised from our prospectus offering.
The following summary of our results of operations, for the three and nine months ended March 31, 2014, should be read in conjunction with our financial statements, as included in this Form 10-Q

	Three Months Ended March 31,	Nine Months Ended March 31,
	2014	2014
Revenue	$-	$-
Operating Expenses
Selling, general and administrative	-	3,009
Professional fees	4,000	10,364
Total Operating expenses	4,000	13,373
Operating loss	(4,000)	(13,373)
Provision for income tax	-	-
Net Loss	$(4,000)	$(13,373)

We have generated no revenues since inception on April 1, 2013 and have a net loss of $18,819 through March 31, 2014.   Total expenses, since inception, were comprised of Professional Fees of $14,863 and general and administrative costs of $3,956.

Three months ending March 31, 2014:

For the three months ended March 31, 2013, we incurred $0.00 in general and administrative expenses and $4,000 in professional fees, resulting in an operating and net loss of $4,000.

Nine months ending March 31, 2014:

For the nine months ended March 31, 2014, we incurred $3,009 in general and administrative expenses and $10,364 in professional fees, resulting in an operating and net loss of $13,373.

Liquidity and Capital Resources

To meet our need for cash we raised money from our recent Offering.  On December 6, 2013, the Company's Registration Statement on Form S-1 was declared effective, which the Company sought to raise $60,000 under the Offering.  As of the date of this report the Company has sold 8,666,684 at $0.003 per share for $26,000 cash.  To date we have not developed our business and principal plan of operations and thus our expenses have been primarily for professional fees related to our registration statement and ongoing regulatory expenses.

Currently we have sufficient capital to fund our business development for the next 12 months.

Working Capital

	As at	As at
	March 31,	June 30,
	2014	2013

Current Assets	$34,994	$24,367
Current Liabilities	$2,813	$4,813
Working Capital	$32,181	$19,554

Cash Flows

For The Nine Months Ended March
2014

Cash Flows provided by (used in) Operating Activities	$(14,673)
Cash Flows used in Investing Activities	-
Cash Flows from Financing Activities	$26,000
Net Increase in Cash During Period	$11,327

As at March 31, 2014, our company's cash balance was $34,994 compared to $23,667 as at June 30, 2013 and our total assets were $34,994 compared with $24,367 as at June 30, 2013. The increase in cash and total assets was primarily due the sale of shares related to our public offering.

As at March 31, 2014, our company had total liabilities of $2,813 compared with total liabilities of $4,813 as at June 30, 2013.

As at March 31, 2014, our company had a working capital of $32,181 compared with a working capital of $19,554 as at June 30, 2013. The increase in working capital was primarily attributed to the sale of our shares related to our public offering.

Cash Flow from Operating Activities

During the nine months ended March 31, 2014, our company used $14,673 in cash from operating activities.  The cash used from operating activities was attributed to professional fees related to its recent prospectus offering.

Cash Flow from Investing Activities

The company did not use any funds for investing activities in the nine months ended March 31, 2014.

Cash Flow from Financing Activities

During the nine months ended March 31, 2014, our company received $26,000 in cash in financing activities due from proceeds from the issuance of common shares.

We had no material commitments for capital expenditures as of March 31, 2013 and June 30, 2013.

We have no known demands or commitments, and we are not aware of any events or uncertainties as of March 31, 2014 that will result in or that are reasonably likely to materially increase or decrease our current liquidity.

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

Critical Accounting Policies and Estimates

We prepare our financial statements in conformity with GAAP, which requires management to make certain estimates and apply judgments. We base our estimates and judgments on historical experience, current trends and other factors that management believes to be important at the time the condensed consolidated financial statements are prepared. On a regular basis, we review our accounting policies and how they are applied and disclosed in our condensed consolidated financial statements.

While we believe that the historical experience, current trends and other factors considered support the preparation of our condensed consolidated financial statements in conformity with GAAP, actual results could differ from our estimates and such differences could be material.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

As a "smaller reporting company", we are not required to provide the information required by this Item.

Item 4.  Controls and Procedures.

Management's Report on Disclosure Controls and Procedures

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended March 31, 2014, that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 1A.  Risk Factors.

As a "smaller reporting company", we are not required to provide the information required by this Item.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

We did not issue unregistered equity securities during the quarter ended March 31, 2014.

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
ACEWAY CORP.
(Registrant)

Dated: May 13, 2014	/s/ Armando Espinoza
Armando Espinoza
President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Director
(Principal Executive, Financial, and Accounting Officer)