Form 10-K
period 2014-06-30
ACEWAY CORP.
filed 2014-08-19
CIK 1580883

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2014

or

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from [    ] to [    ]

Commission file number: 333-190547

ACEWAY CORP.
 (Exact name of registrant as specified in its charter)

Nevada	80-0910515
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2620 Regatta Drive, Ste 102, Las Vegas, NV	89128
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code:   888-475-4489

Securities registered pursuant to Section 12(b) of the Act:

N/A	N/A
Title of Each Class	Name of Each Exchange On Which Registered

Securities registered pursuant to Section 12(g) of the Act:   None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
 Yes [   ]     No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
 Yes [   ]     No [X]

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days.
 Yes [X]     No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registration statement was required to submit and post such files).
 Yes [X]     No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes [X]     No [   ]

The aggregate market value of Common Stock held by non-affiliates of the Registrant on December 31, 2013, was $Nil based on a $Nil average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter. (There was no bid or ask price of our common shares during this year).

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date.

35,000,020 as of August 14, 2014

DOCUMENTS INCORPORATED BY REFERENCE

None.

.

Part I
Cautionary Note Regarding Forward-Looking Statements

Except for historical information, this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  Such forward-looking statements involve risks and uncertainties, including, among other things, statements regarding our business strategy, future revenues and anticipated costs and expenses.  Such forward-looking statements include, among others, those statements including the words "expects," "anticipates," "intends," "believes" and similar language.  Our actual results may differ significantly from those projected in the forward-looking statements.  Factors that might cause or contribute to such differences include, but are not limited to, those discussed in the sections "Business," "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations."  You should carefully review the risks described in this Annual Report on Form 10-K and in other documents we file from time to time with the Securities and Exchange Commission.  You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this report.  We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document.

Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from such forward-looking statements.

All references in this Form 10-K to the "Company," "Aceway", "we," "us" or "our" are to Aceway Corp.

Item 1.     Business.

Business Development

We were incorporated under the laws of the state of Nevada on April 1, 2013 and intend to engage in the distribution of electronic equipment throughout South America, initially in Panama and Costa Rica.  Our fiscal year end is June 30.  Our business address is 2620 Regatta Dr., Suite 102, Las Vegas, NV 89128.  The address of our agent for service in Nevada and registered corporate office is c/o Corp 95, LLC, 2620 Regatta Dr., Suite 102, Las Vegas, NV 89128. Our telephone number is 1-888-475-4489.

Aceway Corp. has minimal operations, no revenues, and has limited cash on hand.  We have sustained losses since inception and have relied solely upon the sale of our securities for funding. Aceway has never declared bankruptcy, been in receivership, or involved in any kind of legal proceeding.

Aceway, its directors, officers, affiliates and promoters, have not and do not intend to enter into negotiations or discussions with representatives or owners of any other businesses or companies regarding the possibility of an acquisition or merger.

We intend to import and market Chinese produced electronic accessories into the South American market via our website: www.shopaceway.com.  We anticipate that these products will be sold directly to end users through our website, but we may also develop a distribution network to provide our products to retailers.  We anticipate initially being active in the sales of our products in Panama and Costa Rica.

We have entered into two distribution and marketing agreements with Chinese manufacturers of electronic goods and are in the process of developing our website into a full service portal which is planned to include an online shopping engine and payment processor.
We plan on gradually introducing a number of various consumer electronic products as we develop our supply chain and website.  At the moment, our supply agreements provide for sourcing of MP3 headsets, Bluetooth headphones, Bluetooth speakers, in-car DVD systems, wireless headphones and microphones.  Our products will be shipped to our customers via local and international couriers, depending on the location of the customer.  The customers will be responsible for the cost of the shipping and our website will include such charges at the time of checkout. We intend to carry minimal inventory, and of only our most popular items, and ship customer orders as soon as products are received from our suppliers.  If we are able to generate sufficient orders, we will cooperate with our suppliers to have the products shipped directly to the end consumer.  Currently, our suppliers charge us a fee to have our products shipped from their factories to us.

Principal Products, Services and Their Markets

Products

Through our supply agreements, copies of which are attached as exhibits to this Prospectus, we have access to a number of various consumer electronics.  Below is a sample of the various products which are available to us and which will be available for purchase on our website once it is developed.

BT 990 Bluetooth Headphones

*Hi-fi stereo wireless Bluetooth transmission
 *Built-in EQ equalizer
*High anti-interference antenna
 *Built-in large capacity rechargeable lithium battery
*Advanced DSP technology
*360 degree all hidden style hifi microphone
*Advanced ECHO cancellation
*Mobile talk or music play two modes automatically switch
 *Remote volume control

MH 2001 Wireless Headphones

*Wireless headphone functions
*Headset with FM radio function
*Wired or wireless headphone
*Wireless net chat
 *wireless monitoring

MP3 SD card Headphones

*Play high sound quality mp3, WMA audio files from TF card
*Hi-Fi stereo sound
*Rechargeable lithium battery
*USB charging port and red indicator lamp
*Wireless FM radio and wired headphone functions

SF-950BK Microphone

*Special design for chatting over QQ, MSN,SKYPE and singing on internet.
 *Noise cancellation, 3.5mm stereo plug fit for all kinds of PC.
*High quality condenser microphone, perfect voice recorder.
 *Conveniently set with stand.

K-8500 Speaker

* Mini Portable, USB/TF card, recording and remote control.
*Nd-Fe-B magnet speaker, high sensitivity and instant response.
*Multifunction: Set USB, TF card port, microphone, speaker, voice amplifier, karaoke, recording.
*SD/TF Card and USB support mp3, Ipod, Note book, mobile, PSP etc, wireless remote control.
*High Power 20w and good sound performance.

Market

South America has a well-developed network of retail outlets for electronic goods, such as Claro and Multimax, amongst others, in Panama and US chains Staples and Walmart in Costa Rica.  Increasingly, South American shoppers also have access to consumer electronics through online portals.  These include websites of established brick and mortar stores as well as standalone web based retailers.

According to Euromonitor International's research in 2011, the consumer market in South America is rapidly expanding.  56 million households in Latin America have joined the middle class from 1995 to 2010 and South America appears as a leader in consumer growth due to continued growth and a lack of investment fatigue.  South America survived the recession better than most and posted six percent GDP growth in 2010.

South American shoppers are also quite positive about their financial wellbeing as approximately 80% of those age 15+ in Latin America feel confident they will be better off in 12 months.  Additionally, according to Roper Trend Data, of South American consumers who believe that they will be making a major purchase within the next two years, 39% plan on buying personal electronics, 34% plan on buying home electronics and 27% plan on buying home appliances.

Status of Publicly Announced New Products or Services

The Company currently has no new publicly announced products or services.

Competitive Business Conditions and Strategy; the Company's Position in the Industry

We face competition from various companies focusing on the sale and marketing of low cost consumer electronic products throughout South America. We face competition from domestic companies within the various countries where we plan to sell our products as well as international companies.
Many of our competitors have longer operating histories, better brand recognition and greater financial resources than we do. In order for us to successfully compete in our industry we will need to:

•	establish our products' competitive advantage with customers;
•	develop a comprehensive marketing system; and

•	increase our financial resources.

However, there can be no assurance that even if we do these things we will be able to compete effectively with the other companies in our industry.

We believe that we will be able to compete effectively in our industry because of a competitive advantage offered by our products.  We believe that the products we are able to offer will provide to be attractive to consumers due to their low cost. We will attempt to inform our potential customers of this competitive advantage through various online marketing techniques and positive word of mouth advertising.
However, as we are a newly-established company, we face the same problems as other new companies starting up in an industry, such as lack of available funds. Our competitors may be substantially larger and better funded than us, and have significantly longer histories of research, operation and development than us. In addition, they may be able to provide more competitive products than we can and generally be able to respond more quickly to new or emerging technologies and changes in legislation and regulations relating to the industry. Additionally, our competitors may devote greater resources to the development, promotion and sale of their products or services than we do. Increased competition could also result in loss of key personnel, reduced margins or loss of market share, any of which could harm our business.

Talent Sources and Names of Principal Suppliers

We have entered into supply agreements with Shenzhen G.N.D Technology Co., Ltd., and Digital Pioneer (HK) Electronic Limited.

Patents, Trademarks, Licenses, Agreements or Contracts

We do not currently hold any intellectual property rights other than our website: www.shopaceway.com.

Distribution Methods

We intend to sell our products directly to customers through our website: www.shopeaceway.com. Once we are able to generate some market penetration, we will reach out to large scale distributors within South America and attempt to distribute our products to retailers within the region as well.

Governmental Controls, Approval and Licensing Requirements

We plan to import finished goods and component parts. Substantially all of our import operations will be subject to customs requirements and to tariffs and quotas set by governments through mutual agreements, bilateral actions or, in some cases unilateral action. In addition, the countries in which our products and materials are manufactured or imported may from time to time impose additional quotas, duties, tariffs or other restrictions on its imports (including restrictions on manufacturing operations) or adversely modify existing restrictions. Imports are also subject to unpredictable foreign currency variation which may increase our cost of goods sold. Adverse changes in these import costs and restrictions, or our suppliers' failure to comply with customs regulations or similar laws, could harm our business.

Our operations will also be subject to the effects of international trade agreements and regulations such as the North American Free Trade Agreement, and the activities and regulations of the World Trade Organization. Although these trade agreements generally have positive effects on trade liberalization, sourcing flexibility and cost of goods by reducing or eliminating the duties and/or quotas assessed on products manufactured in a particular country, trade agreements can also impose requirements that adversely affect our business, such as setting quotas on products that may be imported from a particular country into key markets including South America, and particularly Panama or Costa Rica, or making it easier for other companies to compete, by eliminating restrictions on products from countries where our competitors source products.

Our ability to import products in a timely and cost-effective manner may also be affected by conditions at ports or issues that otherwise affect transportation and warehousing providers, such as port and shipping capacity, labor disputes, severe weather or increased homeland security requirements in the U.S. and other countries. These issues could delay importation of products or require us to locate alternative ports or warehousing providers to avoid disruption to customers. These alternatives may not be available on short notice or could result in higher transit costs, which could have an adverse impact on our business and financial condition.

All of the products we import will be charged duty and taxes.  We intend to incorporate these costs into the final sale price of our products.  For instance, import duty and taxes are due when importing goods into Panama whether by a commercial entity.  The valuation method is CIF (Cost, Insurance and Freight), which means that the import duty and taxes payable are calculated on the complete shipping value, which includes the cost of the imported goods, the cost of freight, and the cost of insurance.  In addition to duty, imports are also subject to Sales Tax, and IST (Consumption Tax).

Research and Development Activities and Costs

We have spent no time on specialized research and development activities, and have no plans to undertake any research or development in the future.

Number of Employees

We have no employees other than our sole director and officer.  We hire consultants to aid us with legal, accounting and reporting services.

Reports to Security Holders

The public may read and copy any materials filed with the SEC at the SEC's Public Reference Room at 100 F Street NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.  The SEC maintains an Internet site that contains reports and other electronic information regarding Aceway Corp. and filed with the SEC at http://www.sec.gov.

Item 1A. Risk Factors

As a "smaller reporting company," we are not required to provide the information required by this Item.

Item 1B. Unresolved Staff Comments.

None.

Item 2.Properties.

We do not own interests in any real property. Our sole director and officer, has provided us with 150 square feet of furnished office which is our principal executive office. This location currently serves as our primary office for planning and implementing our business plan. This space is currently sufficient for our purposes, and we expect it to be sufficient for the foreseeable future.  It is provided to us free of charge from our sole officer and director.

Item 3. Legal Proceedings.

We are not involved in any pending legal proceeding nor are we aware of any pending or threatened litigation against us.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II
Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is quoted on the OTC Bulletin Board, under the symbol "ACWY".  Our stock was approved for quotation on the OTCBB on June 5, 2014.  However, as of the date of filing this Annual Report, our stock had not traded.

As at August 14, 2014 there were 30 stockholders of record and an aggregate of 35,000,020 shares of our common stock were issued and outstanding.  Of the 35,000,020 shares of common stock outstanding, 25,000,000 were held by our sole officer and director and may only be resold in compliance with Rule 144 of the Securities Act of 1934, and since we are considered a shell company, any restricted stock will not be eligible for resale under Rule 144 until the conditions of Rule 144(i) are met.

Dividend Policy

The Company does not anticipate paying dividends on the Common Stock at any time in the foreseeable future.  The Company's Board of Directors currently plans to retain earnings for the development and expansion of the Company's business.  Any future determination as to the payment of dividends will be at the discretion of the Board of Directors of the Company and will depend on a number of factors including future earnings, capital requirements, financial conditions and such other factors as the Board of Directors may deem relevant.

Equity Compensation Plan Information

We do not have in effect any compensation plans under which our equity securities are authorized for issuance and we do not have any outstanding stock options.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

On May 24, 2013, the Company issued 25,000,000 shares to an officer and director at $.001 per share for $25,000 cash.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during our fiscal year ended June 30, 2014.

Item 6. Selected Financial Data.

As a "smaller reporting company," we are not required to provide the information required by this Item.

Item 7.      Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

Results of Operations

The period ended June 30, 2013 is comprised of 62 days as compared to an entire year for June 30, 2014.

We have generated no revenues since inception (April 1, 2013) and have incurred $44,108 in expenses through June 30, 2014.

The following table provides selected financial data about our company for the year ended June 30, 2014 and the year ended June 30, 2013.

Balance Sheet Date	June 30, 2014	June 30, 2013

Cash	$18,705	$23,667
Total Assets	$18,705	$24,367
Total Liabilities	$7,813	$4,813
Stockholders' Equity	$10,892	$19,554

The following summary of our results of operations, for year ended June 30, 2014, should be read in conjunction with our financial statements, as included in this Form 10-K.

			April 1, 2013
	Year Ended	Year Ended	(inception) through
	June 30, 2014	June 30, 2013	June 30, 2014

REVENUES:	$-	$-	$-

OPERATING EXPENSES:
General and administrative	3,213	947	4,160
Professional fees	35,449	4,499	39,948
Total Operating Expenses	38,662	5,446	44,108

Net loss from operations	$(38,662)	$(5,446)	$(44,108)

Revenue

We have generated no revenues since inception on April 1, 2013.

Expenses

We have a net loss of $44,108 since inception on April 1, 2013 through June 30, 2014.  Total expenses were comprised of professional fees of 39,948 and general and administrative costs of $4,160.

Operating expenses for the year ended June 30, 2014 increased by $33,216 from $5,446 for the period ended June 30, 2013.  The increase in expenses can be attributed to increased professional fees, general and administrative expenses as we had a full year of operations for 2014 as compared to 62 days for the period from inception to June 30, 2013. Our professional fees of $39,948 were primarily due to legal and accounting fees related to our recent S-1 registration statement and other regulatory costs.

Liquidity and Financial Condition

Currently we only have sufficient capital to cover our ongoing regulatory costs for the next 12 months.  We do not have sufficient funds for any our business development over the next 12 months.

Working Capital
	As At June 30,		(Decrease)/
	2014	2013	Increase
Current Assets	$18,705	$24,367	$(5,662)
Current Liabilities	7,813	4,813	3,000
Working Capital	$10,892	$19,554	$(8,662)

Cash Flows	Year Ended	Year Ended	April 1, 2013 (inception)
	June 30, 2014	June 30, 2013	through June 30, 2014

Net cash used in operating activities	$(34,962)	$(2,646)	$(37,608)
Net Cash Used in Investing Activities	-	-	-
Net cash provided by financing activities	30,000	26,313	56,313
Net increase in cash and cash equivalents	$(4,962)	$23,667	$18,705

Cash Flow from Operating Activities

During the year ended June 30, 2014, our company used $34,962 in cash from operating activities compared to the use of $2,646 of cash for operating activities during the period ended June 30, 2013. The increase in cash used for operating activities was primarily attributed to professional fees related to our recent S-1 offering and other regulatory requirements.

Cash Flow from Investing Activities

From inception through to June 30, 2014, we did not have any cash flows from investing activities.

Cash Flow from Financing Activities

During the year ended June 30, 2014, our company received $30,000 in cash in financing activities primarily from proceeds from the issuance of common shares to unaffiliated investors, compared to cash provided by financing activities of $26,313 for the period ended June 30, 2013, for $25,000 cash received from an officer for purchase of common shares and $1,313 non-interest bearing demand loan received from an officer.

We had no material commitments for capital expenditures as at June 30, 2014 and 2013.

We have no known demands or commitments, and we are not aware of any events or uncertainties as at June 30, 2014 that will result in or that is reasonably likely to materially increase or decrease our current liquidity.

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

Plan of Operation

Our business objectives for the next 12 months, provided the necessary funding is available, are to generally expand upon our business, with a focus on the development of our website and development of a customer base.

We believe that we will be able to generate revenue once we have developed our website to the point where it can accept orders and payment.  We will require $130,000 in order to carry out our anticipated business operations for the next 12 months.  There can also be no assurance that we will be able to raise the additional capital we require to operate our business for the next 12 months.

The following chart provides an overview of our budgeted expenditures for the 12 months.  The expenditures are categorized by significant area of activity.

Legal and Accounting                                                      $    20,000
Website Development                                                      $    35,000
Marketing                                                                           $    50,000
Development of Supply Chain                                        $    25,000
General and Administrative -                                           $    20,000

As of June 30, 2014 cash in hand - $18,705                  $  150,000

In order to fully carry out our business plan, we need additional financing of approximately $130,000 for the next 12 months. In order to improve our liquidity, we intend to pursue additional equity financing from private placement sales of our equity securities or shareholders' loans. We do not presently have sufficient financing to undertake our planned business activities. Issuances of additional shares will result in dilution to our existing shareholders.

We currently do not have any arrangements in place for the completion of any further private placement financings and there is no assurance that we will be successful in completing any further private placement financings. If we are unable to achieve the necessary additional financing, then we plan to reduce the amounts that we spend on our business activities and administrative expenses in order to be within the amount of capital resources that are available to us.

Limited Operating History; Need for Additional Capital

There is no historical financial information about us on which to base an evaluation of our performance.  We are a development stage company and have generated no revenues from operations. We cannot guarantee we will be successful in our business operations. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources, possible delays in developing our website, and possible cost overruns due to the price and cost increases in supplies and services.

At present, we only have enough cash on hand to cover operating costs and for the next 12 months.

If we are unable to meet our needs for cash from either our operations, or possible alternative sources, then we may be unable to continue, develop, or expand our operations.

Liquidity and Capital Resources

To meet our need for cash we raised money from our recent Offering. On December 6, 2013, the Company's Registration Statement on Form S-1 was declared effective, which the Company sought to raise $60,000 under the Offering.  As of the date of this report the Company has sold 10,000,020 at $0.003 per share for $30,000 cash.  To date we have not developed our business and principal plan of operations and thus our expenses have been primarily for professional fees related to our registration statement and ongoing regulatory expenses.

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

Item 7A.Quantitative and Qualitative Disclosures About Market Risk.

As a "smaller reporting company", we are not required to provide the information required by this Item.

Item 8.Financial Statements and Supplementary Data.

ACEWAY CORP.
(A Development Stage Company)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
AND
 FINANCIAL STATEMENTS

April 1, 2013 (Inception) through June 30, 2014

Aceway Corp.
(A Development Stage Company)
Financial Statements
For the Year Ended June 30, 2014 and 2013

Messineo & Co, CPAs, LLC 2471 N McMullen Booth Rd Ste. 302 Clearwater, FL 33759-1362 T: (518) 530-1122 F: (727) 674-0511

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholder
Aceway Corp.
Las Vegas, Nevada

We have audited the accompanying balance sheets of Aceway Corp. (a development stage entity) as of June 30, 2014 and 2013 and the related statements of operations, stockholders' equity and cash flows for the year ending June 30, 2014 and for the periods from April 1, 2013 (date of inception) through June 30, 2014 and 2013. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as, evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Aceway Corp. (a development stage entity) as of June 30, 2014 and 2013 and the results of its operations and its cash flows for the year ending June 30, 2014 and for the periods from April 1, 2013 (date of inception) through June 30, 2014 and 2013 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has incurred a loss, has not emerged from the development stage, and may be unable to raise necessary equity to implement its' business plan. These factors raise substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Messineo & Co, CPAs LLC
Clearwater, Florida
August 1, 2014

ACEWAY CORP.
 (A Development Stage Company)
Balance Sheets

	June 30,	June 30,
	2014	2013
ASSETS
Current Assets
Cash and cash equivalents	$18,705	$23,667
Deposits	-	700
Total Current Assets	18,705	24,367

TOTAL ASSETS	$18,705	$24,367

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Current Liabilities
Accounts payable and accrued expenses	$6,500	$3,500
Due to shareholder	1,313	1,313
Total Current Liabilities	7,813	4,813

TOTAL LIABILITIES	7,813	4,813

STOCKHOLDERS' EQUITY
Common Stock, 75,000,000 shares authorized;
par value $0.001, 35,000,020, and 25,000,000 shares
issued and outstanding, respectively	35,000	25,000
Additional paid in capital	20,000	-
Accumulated deficit during development stage	(44,108)	(5,446)
Total Stockholders' Equity	10,892	19,554

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$18,705	$24,367

See auditor's report and notes to the audited financial statements.

ACEWAY CORP
(A Development Stage Company)
Statements of Operations

			April 1, 2013
	Year Ended	Year Ended	(inception) through
	June 30, 2014	June 30, 2013	June 30, 2014

REVENUES:	$-	$-	$-

OPERATING EXPENSES:
General and administrative	3,213	947	4,160
Professional fees	35,449	4,499	39,948
Total Operating Expenses	38,662	5,446	44,108

Net loss from operations	$(38,662)	$(5,446)	$(44,108)

OTHER INCOME AND EXPENSE

Income taxes	-	-	-

Net Loss	$(38,662)	$(5,446)	$(44,108)

Basic loss per share	$(0.00)	$(0.00)

Weighted average number of shares outstanding	28,539,733	10,439,560

See auditor's report and notes to the audited financial statements.

ACEWAY CORP
(A Development Stage Company)
Statements of Stockholders' Equity
April 1, 2013 (Inception) through June 30, 2014

	Common Stock		Additional Paid in	Accumulated Deficit During The	Total Stockholder's
	Shares	Amount	Capital	Development Stage	Deficit

Balance as of April 1, 2013 (Inception)	-	$-	$-	$-	$-

Common shares issued for cash at $0.001 per share	25,000,000	25,000	-	-	25,000

Net loss	-	-	-	(5,446)	(5.446)

Balance, June 30, 2013	25,000,000	$25,000	$-	$(5,446)	$19,554

Common shares issued for cash at $0.001 per share	10,000,020	10,000	20,000	-	30,000

Net loss	-	-	-	(38,662)	(38,662)

Balance, June 30, 2014	35,000,020	$35,000	$20,000	$(44,108)	$10,892

See auditor's report and notes to the audited financial statements.

ACEWAY CORP
(A Development Stage Company)
Statements of Cash Flows

	Year Ended	Year Ended	April 1, 2013 (inception)
	June 30, 2014	June 30, 2013	through June 30, 2014

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(38,662)	$(5,446)	$(44,108)
Adjustments to reconcile net loss to
net cash used by operating activities:
Changes in deposits	700	(700)	-
Changes in accounts payable and accrued expenses	3,000	3,500	6,500
Net cash used in operating activities	(34,962)	(2,646)	(37,608)

CASH FLOWS FROM FINANCING ACTIVITIES
Advances from related party	-	1,313	1,313
Proceeds from issuance of common stock	30,000	25,000	55,000
Net cash provided by financing activities	30,000	26,313	56,313

Net increase in cash and cash equivalents	(4,962)	23,667	18,705

Cash and cash equivalents, beginning of the year	23,667	-	-

Cash and cash equivalents, end of the year	$18,705	23,667	$18,705

Supplemental Cash Flow Disclosure:
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

See auditor's report and notes to the audited financial statements.

ACEWAY CORP
(A Development Stage Company)
Notes to the Financial Statements
For the Years Ended June 30, 2014 and 2013
NOTE 1 -                                                                                                                                                        ORGANIZATION AND DESCRIPTION OF BUSINESS

ACEWAY CORP (the "Company") is a Nevada corporation incorporated on April 1, 2013.  It is based in Panama City, La Chorrera, Calle Industrial, San Mateo. The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America, and the Company's fiscal year end is June 30.

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
Cash and Cash Equivalents

Cash and cash equivalents include cash in banks, money market funds, and certificates of term deposits with maturities of less than three months from inception, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value.  The Company had $18,705 in cash and cash equivalents as of June 30, 2014 (2013 -$23,667).

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

The fair value of accrued expenses and due to shareholder approximates their carrying amounts because of their immediate or short term maturity.

Concentrations of Credit Risk

The Company is exposed to credit risk on its cash and cash equivalents. The Company places its cash and cash equivalents with financial institutions of high credit worthiness.  At times, its cash and cash equivalents with a particular financial institution may exceed any applicable government insurance limits. The Company's management plans to assess the financial strength and credit worthiness of any parties to which it extends funds, and as such, it believes that any associated credit risk exposures are limited.

Revenue Recognition

The Company will recognize revenue from the sale of products and services in accordance with ASC 605, "Revenue Recognition." No revenue has been recognized since inception.

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

There were no share-based expenses for the years ending June 30, 2014 and 2013.

Deferred Income Taxes and Valuation Allowance

The Company accounts for income taxes under ASC 740 "Income Taxes."  Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs.  A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations.  No deferred tax assets or liabilities were recognized during the years ended June 30, 2014 and 2013.

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

The following table sets forth the computation of basic and diluted earnings per share, for the periods specified:

	Year Ended	Year Ended
	June 30, 2014	June 30, 2013
Net loss	$(38,662)	$(5,446)

Weighted average shares outstanding	28,539,733	10,439,560

Basic loss per share	$(0.00)	$(0.00)

The Company has no potentially dilutive securities, such as options or warrants, currently issued and outstanding.

Related Parties

The Company follows ASC 850, Related Party Disclosures, for the identification of related parties and disclosure of related party transactions.

Commitments and Contingencies

The Company follows ASC 450-20, Loss Contingencies, to report accounting for contingencies.  Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated.  There were no commitments or contingencies as at June 30, 2014 and 2013.

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

During the year ended June 30, 2014, the Company issued 10,000,020 shares to 30 unaffiliated investors for $30,000 cash, pursuant to the S-1 registration.  The Company closed its offering in April 2014.

Preferred shares

No preferred shares have been authorized or issued.

Stock Options and Warrants

The Company has no stock option plan, warrants or other dilutive securities.

NOTE 5 -PROVISION FOR INCOME TAXES

The Company has not made provision for income taxes for the period April 1, 2013 (date of inception) through June 30, 2014, since the Company has the benefit of net operating losses in these periods.

Due to uncertainties surrounding the Company's ability to generate future taxable income to realize deferred income tax assets arising as a result of net operating losses carried forward, the Company has not recorded any deferred income tax asset as of June 30, 2014 and 2013.  The Company has incurred an operating loss of $38,662 for the year ended June 30, 2014 (2013 - $5,446).  The net operating losses carryforward will begin to expire in varying amounts from year 2033 subject to its eligibility as determined by respective tax regulating authorities.

The Company is subject to taxation in the United States and certain state jurisdictions.

The provision for income taxes differs from the amounts which would be provided by applying the statutory federal income tax rate of 34% to the net loss before provision for income taxes for the following reasons:

	June 30, 2014	June 30, 2013
Income tax expense at statutory rate	$(13,145)	$(1,852)
Valuation allowance	13,145	1,852
Income tax expense per books	$-	$-

Net deferred tax assets consist of the following components as of:

	June 30, 2014	June 30, 2013
NOL Carryover	$14,997	$1,852
Valuation allowance	(14,997)	(1,852)
Net deferred tax asset	$-	$-

NOTE 6 – RELATED PARTY TRANSACTIONS

As at June 30, 2014 and 2013, the Company was obligated to an officer, who is also a stockholder, for expenses paid for on behalf of and amounts advanced to the Company in exchange for a non-interest bearing demand loan with a balance of $1,313, respectively.

On May 24, 2013, the company issued 25,000,000 shares of common stock to an officer and director at $.001 per share for $25,000,000 cash.

NOTE 7 – COMMITMENTS AND CONTINGENCIES

The Company has no known commitments or contingencies as at June 30, 2014 and 2013.

From time to time the Company may become a party to litigation matters involving claims against the Company.  Management believes that it is adequately insured for its operations and there are no current matters that would have a material effect on the Company's financial position or results of operations.

Item 9.Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

There were no disagreements with our accountants related to accounting principles or practices, financial statement disclosure, internal controls or auditing scope.

Item 9A.   Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our senior management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of the end of the period covered by this Annual Report on Form 10-K (the "Evaluation Date").  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of the Evaluation Date that our disclosure controls and procedures were not effective such that the information relating to us required to be disclosed in our Securities and Exchange Commission ("SEC") reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Management's Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting.  Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States.  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives.  With the participation of our Chief Executive and Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of June 30, 2014 based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control – Integrated Framework.  Based upon such evaluation, our management concluded that we did not maintain effective internal control over financial reporting as of June 30, 2014 based on the COSO framework criteria, as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee, (2) lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (3) inadequate segregation of duties consistent with control objectives; and (4) management dominated by a single individual without adequate compensating controls. The aforementioned material weaknesses were identified by our Chief Executive and Financial Officer in connection with the review of our financial statements as of June 30, 2014.

Management believes that the material weaknesses set forth above did not have an effect on our financial results. However, management believes that the lack of a functioning audit committee and the lack of a majority of outside directors on our board of directors results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

This Annual Report on Form 10-K does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to an exemption for non-accelerated filers from the internal control audit requirements of Section 404(b) of the Sarbanes-Oxley Act of 2002.

Officers' Certifications

Appearing as exhibits to this Annual Report are "Certifications" of our Chief Executive Officer and Chief Financial Officer.  The Certifications are required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (the "Section 302 Certifications").  This section of the Annual Report contains information concerning the Controls Evaluation referred to in the Section 302 Certification.  This information should be read in conjunction with the Section 302 Certifications for a more complete understanding of the topics presented.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the period ended June 30, 2014, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Item 9B.   Other Information.

Not applicable.

PART III

Item 10.Directors, Executive Officers and Corporate Governance

All directors of the Company hold office until the next annual meeting of the security holders or until their successors have been elected and qualified. The officers of the Company are appointed by the board of directors and hold office until their death, resignation or removal from office. The directors and executive officers, their ages, positions held, and duration as such, are as follows:

Name	Position Held with the Company	Age	Date First Elected or Appointed
Armando Espinoza	President, Chief Executive Officer (CEO), Chief Financial Officer (CFO), Treasurer and Director Secretary and Director	41	April 1, 2013

Business Experience

The following is a brief account of the education and business experience during at least the past five years of each director, executive officer and key employee of the Company, indicating the person's principal occupation during that period, and the name and principal business of the organization in which such occupation and employment were carried out.

Armando Espinoza

Armando Espinoza is our President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Director and has served in these capacities since our inception on April 1, 2013.

Mr. Espinoza received diplomas as an electronics technician from Instituto Thomas Alva Edison in 1990 and as a technical analyst programmer from Instituto Tecnologico de Computacion in 1998.  He is currently attending Universidad Latina de Panama part time to earn a degree as a Mechatronic Engineer.

Since 1998, Mr. Espinoza has been working as an information technology network engineer for Cable & Wireless, Panama.  Mr. Espinoza is responsible for network setup and maintenance for commercial and residential clients.Prior to 1998, Mr. Espinoza worked for Sony in the department of domestic technology as well as the Instituto de Telecomunicaciones maintaining the management system for the institute's public telephones.

Mr. Espinoza will devote approximately 40% of his working time to our affairs, which based upon a 40 hour work week will approximate 16 hours per week.

Employment Agreements

Other than as set out below, we have no formal employment agreements with any of our employees, directors or officers.

Family Relationships

There are no additional family relationships between any of our directors, executive officers and proposed directors or executive officers.

Involvement in Certain Legal Proceedings

None of our directors, executive officers, promoters or control persons has been involved in any of the following events during the past five years:

1. A petition under the Federal bankruptcy laws or any state insolvency law was filed by or against, or a receiver, fiscal agent or similar officer was appointed by a court for the business or property of such person, or any partnership in which he was a general partner at or within two years before the time of such filing, or any corporation or business association of which he was an executive officer at or within two years before the time of such filing;

2. Such person was convicted in a criminal proceeding or is a named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);

3. Such person was the subject of any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from, or otherwise limiting, the following activities:

i.
Acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, any other person regulated by the Commodity Futures Trading Commission, or an associated person of any of the foregoing, or as an investment adviser, underwriter, broker or dealer in securities, or as an affiliated person, director or employee of any investment company, bank, savings and loan association or insurance company, or engaging in or continuing any conduct or practice in connection with such activity

ii.	Engaging in any type of business practice; or

iii.	Engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of Federal or State securities laws or Federal commodities laws;

4. Such person was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any Federal or State authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described in paragraph (f)(3)(i) of this section, or to be associated with persons engaged in any such activity;

5. Such person was found by a court of competent jurisdiction in a civil action or by the Commission to have violated any Federal or State securities law, and the judgment in such civil action or finding by the Commission has not been subsequently reversed, suspended, or vacated;

6. Such person was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any Federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated;

7. Such person was the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of:

i.	Any Federal or State securities or commodities law or regulation; or

ii.
Any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or

iii.	Any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

8. Such person was the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Compliance with Section 16(a) of the Exchange Act

The Company's common stock is not registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended (the "Exchange Act").  Accordingly, officers, directors and principal shareholders are not subject to the beneficial ownership reporting requirements of Section 16(a) of the Exchange Act.

Code of Ethics

We have adopted a corporate code of ethics. We believe our code of ethics is reasonably designed to deter wrongdoing and promote honest and ethical conduct; provide full, fair, accurate, timely and understandable disclosure in public reports; comply with applicable laws; ensure prompt internal reporting of code violations; and provide accountability for adherence to the code. The Company will provide to any person, without charge and upon request, a copy of the code of ethics. Any such request must be made in writing to the Company at, 2620 Regatta Drive, Ste 102, Las Vegas, NV 89128.

Board and Committee Meetings

Our board of directors currently consists of only one member, Armando Espinoza. The Board held no formal meetings during the year ended June 30, 2014. Until the Company develops a more comprehensive Board of Directors, all proceedings will be conducted by resolutions consented to in writing by all the directors and filed with the minutes of the proceedings of the directors. Such resolutions consented to in writing by the directors entitled to vote on that resolution at a meeting of the directors are, according to the Nevada General Corporate Law and our Bylaws, as valid and effective as if they had been passed at a meeting of the directors duly called and held.

Nomination Process

As at June 30, 2014, we did not effect any material changes to the procedures by which our shareholders may recommend nominees to our board of directors. Our board of directors does not have a policy with regards to the consideration of any director candidates recommended by our shareholders. Our board of directors has determined that it is in the best position to evaluate our company's requirements as well as the qualifications of each candidate when the board considers a nominee for a position on our board of directors. If shareholders wish to recommend candidates directly to our board, they may do so by sending communications to the president of our company at the address on the cover of this annual report.

Audit Committee

Currently the Company is developing a comprehensive Board of Directors and does not have an Audit Committee. The Company intends to appoint audit, compensation and other applicable committee members as it appoints individuals with pertinent expertise.

Audit Committee Financial Expert

Our board of directors does not have a member that qualifies as an "audit committee financial expert" as defined in Item 407(d)(5)(ii) of Regulation S-K.

Item 11. Executive Compensation.

The particulars of the compensation paid to the following persons:

(a)	our principal executive officer;

(b)	each of our two most highly compensated executive officers who were serving as executive officers at the end of the years ended June 30, 2014 and

(c)
up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the years ended June 30, 2014.

who we will collectively refer to as the named executive officers of the Company, are set out in the following summary compensation table, except that no disclosure is provided for any named executive officer, other than the principal executive officers, whose total compensation did not exceed $100,000 for the respective fiscal year.

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Armando Espinoza (1) President, Chief Executive Officer, Chief Financial Officer, Treasurer, and Director	2014 2013	0 0	0 0	0 0	0 0	0 0	0 0	0 0	0 0

(1)
Mr. Espinoza has held the positions of President, Chief Executive Officer (CEO), Chief Financial Officer (CFO), and Treasurer, of the Company since April 1, 2013.  Mr. Espinoza has also held the position of Director since June 26, 2012.

Other than set out below there are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers. Our directors and executive officers may receive share options at the discretion of our board of directors in the future. We do not have any material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that share options may be granted at the discretion of our board of directors.

Grants of Plan-Based Awards

There were no grants of plan based awards during the year ended June 30, 2014.

Outstanding Equity Awards at Fiscal Year End

There was no outstanding equity awards at the year ended June 30, 2014.

Option Exercises and Stock Vested

During our Fiscal year ended June 30, 2014, there were no options exercised by our named officer.

Compensation of Directors

We do not have any agreements for compensating our directors for their services in their capacity as directors.

Pension, Retirement or Similar Benefit Plans

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers. We have no material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that stock options may be granted at the discretion of the board of directors or a committee thereof.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of August 14, 2014, certain information with respect to the beneficial ownership of our common shares by each shareholder known by us to be the beneficial owner of more than 5% of our common shares, as well as by each of our current directors and executive officers as a group. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class(1)
Armando Espinoza	25,000,000 common shares Direct ownership	71.4%
Directors and Executive Officers as a Group(1)(1 individual )	25,000,000 common shares	71.4%

(1)
Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person's actual ownership or voting power with respect to the number of shares of common stock actually outstanding on August 14, 2014. As of August 14, 2014, there were 35,000,020 shares of our company's common stock issued and outstanding.

Changes in Control

We are unaware of any contract or other arrangement the operation of which may at a subsequent date result in a change in control of our company.

Item 13.     Certain Relationships and Related Transactions, and Director Independence.

Security Ownership of Certain Beneficial Owners and Management

Armando Espinoza purchased 25,000,000 shares at $.001 per share for $25,000 cash on May 24, 2013.

Shareholder loan

As at June 30, 2014, the Company owned $1,313 to Armando Espinoza.

Director Independence

Our Board of Directors has determined that it does not have a member that is "independent" as the term is used in Item 7(d) (3) (iv) of Schedule 14A under the Securities Exchange Act of 1934, as amended.

Item 14. Principal Accounting Fees and Services.

The aggregate fees billed for the most recently completed fiscal year ended June 30, 2014 and 2013 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:
	Year Ended June 30, 2014	Year Ended June 30, 2013
Audit Fees (1)	$8,500	$3,500
Audit Related Fees (2)	$0	$0
Tax Fees (3)	$0	$0
All Other Fees (4)	$0	$0
Total	$8,500	$3,500

(1)      Audit fees consist of fees incurred for professional services rendered for the audit of our financial statements, for reviews of our interim financial statements included in our quarterly reports on Form 10-Q and for services that are normally provided in connection with statutory or regulatory filings or engagements.

(2)      Audit-related fees consist of fees billed for professional services that are reasonably related to the performance of the audit or review of our financial statements, but are not reported under "Audit fees."

(3)      Tax fees consist of fees billed for professional services relating to tax compliance, tax planning, and tax advice.

(4)      All other fees consist of fees billed for all other services.

Our board of directors pre-approves all services provided by our independent auditors. All of the above services and fees were reviewed and approved by the board of directors either before or after the respective services were rendered.

Our board of directors has considered the nature and amount of fees billed by our independent auditors and believes that the provision of services for activities unrelated to the audit is compatible with maintaining our independent auditors' independence.

PART IV

Item 15.     Exhibits, Financial Statement Schedules

Exhibits

In reviewing the agreements included as exhibits to this Form 10-K, please remember that they are included to provide you with information regarding their terms and are not intended to provide any other factual or disclosure information about the Company or the other parties to the agreements. The agreements may contain representations and warranties by each of the parties to the applicable agreement. These representations and warranties have been made solely for the benefit of the parties to the applicable agreement and:

•	should not in all instances be treated as categorical statements of fact, but rather as a way of allocating the risk to one of the parties if those statements prove to be inaccurate;

•	have been qualified by disclosures that were made to the other party in connection with the negotiation of the applicable agreement, which disclosures are not necessarily reflected in the agreement;

•	may apply standards of materiality in a way that is different from what may be viewed as material to you or other investors; and

•	were made only as of the date of the applicable agreement or such other date or dates as may be specified in the agreement and are subject to more recent developments.

Accordingly, these representations and warranties may not describe the actual state of affairs as of the date they were made or at any other time. Additional information about the Company may be found elsewhere in this Form 10-K and the Company's other public filings, which are available without charge through the SEC's website at http://www.sec.gov.

The following exhibits are included as part of this report:

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date
3.1	Articles of Incorporation and Amendments, as filed with the Nevada Secretary of State.	S-1	3.1	08/12/2013

3.2	By-Laws of Registrant.	S-1	3.2	08/12/2013

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer and Chief Financial Officer.

32.1*	Rule 1350 Certification of Chief Executive Officer and Chief Financial Officer.

101.INS**	XBRL Instance Document.

101.SCH**	XBRL Taxonomy Extension Schema Document.

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.

* Filed herewith. ** Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

ACEWAY CORP.
(Registrant)

Dated: August 19, 2014	/s/ Armando Espinoza
Armando Espinoza
Chief Executive Officer, Chief Financial Officer
(Principal Executive, Financial, and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.
Dated: August 19, 2014	/s/ Armando Espinoza
Armando Espinoza
President, Chief Executive Officer, Chief Financial Officer, Treasurer, Director, and Secretary