Form 10-Q
period 2014-09-30
ACEWAY CORP.
filed 2014-11-12
CIK 1580883

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10–Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

or

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

As of November 7, 2014, there 35,000,020 shares of the issuer's common stock, par value $0.001, outstanding.

ACEWAY CORP.

FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2014

PART I – FINANCIAL INFORMATION

Item 1.      Financial Statements.

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company's form 10-K filed with the SEC on August 19, 2014. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the periods presented have been reflected herein. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year ending June 30, 2015.

ACEWAY CORP.

FINANCIAL STATEMENTS

April 1, 2013 (Inception) through September 30, 2014

ACEWAY CORP.
Balance Sheets

	September 30,	June 30,
	2014	2014
ASSETS	(Unaudited)
Current Assets
Cash and cash equivalents	$6,472	$18,705
Total Current Assets	6,472	18,705
TOTAL ASSETS	$6,472	$18,705

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Current Liabilities
Accounts payable & accrued expenses	$1,815	$6,500
Due to shareholder	1,313	1,313
Total Current Liabilities	3,128	7,813

TOTAL LIABILITIES	3,128	7,813

STOCKHOLDERS' EQUITY
Common Stock, 75,000,000 shares authorized; par value $0.001, 35,000,020 and 35,000,020 shares issued and outstanding, respectively	35,000	35,000
Additional paid in capital	20,000	20,000
Accumulated deficit	(51,656)	(44,108)
Total Stockholders' Equity	3,344	10,892
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$6,472	$18,705

The accompanying notes are an integral part of these financial statements.

ACEWAY CORP
Statements of Operations
(Unaudited)

	Three Months Ended September 30, 2014	Three Months Ended September 30, 2013

REVENUES:	$-	$-

OPERATING EXPENSES:
General and administrative	33	2,942
Professional fees	7,515	3,058
Total Operating Expenses	7,548	6,000

Net loss from operations	$(7,548)	$(6,000)

OTHER INCOME AND EXPENSE
Income taxes	-	-
Net Loss	$(7,548)	$(6,000)
Basic loss per share	$(0.00)	$(0.00)
Weighted average number of shares outstanding	35,000,020	25,000,000

The accompanying notes are an integral part of these financial statements.

ACEWAY CORP
Statement of Stockholders' Equity
For the period April 1, 2013 (date of inception) through September 30, 2014

	Common Stock		Additional Paid in	Accumulated Deficit During The	Total Stockholder's
	Shares	Amount	Capital	Development Stage	Deficit
Balance as of April 1, 2013 (Inception)	-	$-	$-	$-	$-
Common shares issued for cash at $0.001 per share	25,000,000	25,000	-	-	25,000
Net loss	-	-	-	(5,446)	-
Balance, June 30, 2013	25,000,000	$25,000	$-	$(5,446)	$19,554
Common shares issued for cash at $0.01 per share	10,000,020	10,000	20,000	-	30,000
Net loss	-	-	-	(38,662)	(38,662)
Balance, June 30, 2014	35,000,020	$35,000	$20,000	$(44,108)	$10,892
Net loss	-	-	-	(7,548)	(7,548)
Balance, September 30, 2014	35,000,020	$35,000	$20,000	$(51,656)	$3,344

The accompanying notes are an integral part of these financial statements.

ACEWAY CORP
Statements of Cash Flows
(Unaudited)

	Three Months Ended September 30, 2014	Three Months Ended September 30, 2013

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(7,548)	$(6,000)
Adjustments to reconcile net loss to
net cash used by operating activities:
Changes in deposits	-	700
Changes in accounts payable & accrued expenses	(4,685)	(950)
Net cash used in operating activities	(12,233)	(6,250)

Net Cash Used in Investing Activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Advances from related party	-	-
Proceeds from issuance of common stock	-	-
Net cash provided by financing activities	-	-

Net increase in cash and cash equivalents	(12,233)	(6,250)
Cash and cash equivalents, beginning of the year	18,705	23,667
Cash and cash equivalents, end of the year	$6,472	$17,417

Supplemental Cash Flow Disclosure:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

ACEWAY CORP
Notes to the Financial Statements
For the period April 1, 2013 (date of inception) through September 30, 2014
NOTE 1 -                                                                                                                                                        ORGANIZATION AND DESCRIPTION OF BUSINESS

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

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks, money market funds, and certificates of term deposits with maturities of less than three months from inception, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value.  The Company had $6,472 and $18,705 in cash and cash equivalents as of September 30, 2014 and June 30, 2014, respectively.

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

The following table sets forth the computation of basic earnings per share:

	Three Months Ended September 30, 2014	Three Months Ended September 30, 2013

Net loss	$(7,548)	$(6,000)

Weighted average common shares issued and outstanding (Basic)	35,000,020	25,000,000

Net loss per share, Basic	$(0.00)	$(0.00)

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

There were no share-based expenses for the period ending September 30, 2014.

Deferred Income Taxes and Valuation Allowance

The Company accounts for income taxes under ASC 740 "Income Taxes."  Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs.  A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations.  No deferred tax assets or liabilities were recognized as of September 30, 2014.

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

Related Parties

The Company follows ASC 850, Related Party Disclosures, for the identification of related parties and disclosure of related party transactions.   Related party transactions for the year ended June 30, 2013 totaled $26,313 and was comprised of a stock issuance for cash of 25,000 and 1,313 in cash advances.  There were no related party transactions for the three months ended September 30, 2014.

Commitments and Contingencies

The Company follows ASC 450-20, Loss Contingencies, to report accounting for contingencies.  Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated.  There were no commitments or contingencies as of September 30, 2014.

Recent Accounting Pronouncements

In June 2014, the Financial Accounting Standards Board issued Accounting Standards Update No. 2014-10, which eliminated certain financial reporting requirements of companies previously identified as "Development Stage Entities" (Topic 915). The amendments in this ASU simplify accounting guidance by removing all incremental financial reporting requirements for development stage entities. The amendments also reduce data maintenance and, for those entities subject to audit, audit costs by eliminating the requirement for development stage entities to present inception-to-date information in the statements of income, cash flows, and shareholder equity.   Early application of each of the amendments is permitted for any annual reporting period or interim period for which the entity's financial statements have not yet been issued (public business entities) or made available for issuance (other entities). Upon adoption, entities will no longer present or disclose any information required by Topic 915.  The Company has adopted this standard and future filings will reflect the removal of development stage reporting.

In May 2014, FASB issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers.   The revenue recognition standard affects all entities that have contracts with customers, except for certain items. The new revenue recognition standard eliminates the transaction-and industry-specific revenue recognition guidance under current GAAP and replaces it with a principle-based approach for determining revenue recognition.  Public entities are required to adopt the revenue recognition standard for reporting periods beginning after December 15, 2016, and interim and annual reporting periods thereafter. Early adoption is not permitted for public entities.  The Company has reviewed the applicable ASU and due to the absence of revenues believes that there will be no material effect on the financial statements.

In June 2014, FASB issued Accounting Standards Update (ASU) No. 2014-12 Compensation — Stock Compensation (Topic 718), Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period.  A performance target in a share-based payment that affects vesting and that could be achieved after the requisite service period should be accounted for as a performance condition under Accounting Standards Codification (ASC) 718, Compensation — Stock Compensation. As a result, the target is not reflected in the estimation of the award's grant date fair value. Compensation cost would be recognized over the required service period, if it is probable that the performance condition will be achieved.  The guidance is effective for annual periods beginning after 15 December 2015 and interim periods within those annual periods. Early adoption is permitted.  Management has reviewed the ASU and believes that they currently account for these awards in a manner consistent with the new guidance, therefore there is no anticipation of any effect to the financial statements.

In August 2014, FASB issued Accounting Standards Update (ASU) No. 2014-15 Preparation of Financial Statements – Going Concern (Subtopic 205-40), Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern.    Under generally accepted accounting principles (GAAP), continuation of a reporting entity as a going concern is presumed as the basis for preparing financial statements unless and until the entity's liquidation becomes imminent. Preparation of financial statements under this presumption is commonly referred to as the going concern basis of accounting. If and when an entity's liquidation becomes imminent, financial statements should be prepared under the liquidation basis of accounting in accordance with Subtopic 205-30, Presentation of Financial Statements—Liquidation Basis of Accounting. Even when an entity's liquidation is not imminent, there may be conditions or events that raise substantial doubt about the entity's ability to continue as a going concern. In those situations, financial statements should continue to be prepared under the going concern basis of accounting, but the amendments in this Update should be followed to determine whether to disclose information about the relevant conditions and events.  The amendments in this Update are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted.  The Company will evaluate the going concern considerations in this ASU, however, at the current period; management does not believe that it has met conditions which would subject these financial statements for additional disclosure.

Management has considered all recent accounting pronouncements issued since the last audit of our financial statements. The Company's management believes that these recent pronouncements will not have a material effect on the Company's financial statements.

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

From January, 2014 to April, 2014, the company issued 10,000,020 shares to 30 unaffiliated investors at $0.003 per share for $30,000 cash.

Preferred shares

No preferred shares have been authorized or issued.

Stock Options and Warrants

The Company has no stock option plan, warrants or other dilutive securities.

NOTE 5 -PROVISION FOR INCOME TAXES

The Company has not made provision for income taxes for the period April 1, 2013 (date of inception) through September 30, 2014, since the Company has the benefit of net operating losses in these periods.

Due to uncertainties surrounding the Company's ability to generate future taxable income to realize deferred income tax assets arising as a result of net operating losses carried forward, the Company has not recorded any deferred income tax asset as of September 30, 2014.  The Company has incurred an operating loss of $7,548 for the period ending September 30, 2014.  The net operating losses carryforward will begin to expire in varying amounts from year 2033 subject to its eligibility as determined by respective tax regulating authorities.

The Company is subject to taxation in the United States and certain state jurisdictions.

The provision for income taxes differs from the amounts which would be provided by applying the statutory federal income tax rate of 34% to the net loss before provision for income taxes for the following reasons:

	September 30, 2014	June 30, 2014
Income tax expense at statutory rate	$(2,566)	$(13,145)
Valuation allowance	2,566	13,145
Income tax expense per books	$-	$-

Net deferred tax assets consist of the following components as of:

	September 30, 2014	June 30, 2014
NOL Carryover	$17,563	$14,997
Valuation allowance	(17,563)	(14,997)
Net deferred tax asset	$-	$-

NOTE 6 – RELATED PARTY TRANSACTIONS

On May 24, 2013, the company issued 25,000,000 shares of common stock to an officer and director at $.001 per share for $25,000 cash.

The director and officer has advanced funds to meet the Company's cash flow requirement.  There is no written or expressed policy for continuation of future advances.  The amounts advanced are considered payable upon demand and are non-interest bearing.  As of September 30, 2014 the balance due to the director and officer is $1,313.

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

NOTE 7 – COMMITMENTS AND CONTINGENCIES

The Company has no commitments or contingencies as of September 30, 2014.

NOTE 8 -SUBSEQUENT EVENTS

Management has evaluated subsequent events through the date these financial statements were available to be issued.  Based on our evaluation no events have occurred that require disclosure.

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

Results of Operations

The following table provides selected financial data about our company for the period ended September 30, 2014 and the year ended June 30, 2014.

Balance Sheet Date	September 30, 2014	June 30, 2014

Cash	$6,472	$18,705
Total Assets	$6,472	$18,705
Total Liabilities	$3,128	$7,813
Stockholders' Equity	$3,334	$10,892

Our decrease in cash of $12,223 can be attributed to ongoing professional and regulatory fees.

The following summary of our results of operations, for the three months ended September 30, 2014 and 2013, should be read in conjunction with our financial statements, as included in this Form 10-Q.

	Three Months Ended September 31,	Three Months Ended September 31,
	2014	2013
Revenue	$-	$-
Operating Expenses
Selling, general and administrative	33	2,942
Professional fees	7,515	3,058
Total Operating expenses	7,548	6,000
Operating loss	(7,548)	(6,000)
Provision for income tax	-	-
Net Loss	$(7,548)	$(6,000)

We have generated no revenues since inception on April 1, 2013 and have a net loss of $51,656 through September 30, 2014.

Three months ending September 30, 2014 and 2013:

For the three months ended September 30, 2014 and 2013, we incurred $33 and $2,942 in general and administrative expenses and $7,515 and 3,058 in professional fees, resulting in an operating and net loss of $7,548 and 6,000, respectively.

Liquidity and Capital Resources

To meet our need for cash we raised money from our Offering.  On December 6, 2013, the Company's Registration Statement on Form S-1 was declared effective, which the Company sought to raise $60,000 under the Offering.  We sold 10,000,020 at $0.003 per share for $30,000 cash.  To date we have not developed our business and principal plan of operations and thus our expenses have been primarily for professional fees related to our registration statement and ongoing regulatory expenses.

Currently we do not have sufficient capital to fund our business development for the next 12 months.  We anticipate that we will need $30,000 to fund the next 12 months of our operations. If we are unable to meet our needs for cash from either the money that we raise from future financings, or possible alternative sources, then we may be unable to continue, develop, or expand our operations.  We do not currently have any plans to raise additional funds.  Since the Company has no such arrangements or plans currently in effect, its inability to raise funds for the above purposes will have a severe negative impact on its ability to remain a viable company.

Working Capital

	As at September 30, 2014	As at June 30, 2014	(Decrease)/Increase

Current Assets	$6,472	$18,705	$(12,233)
Current Liabilities	3,128	7,813	(4,685)
Working Capital	$3,344	$10,892	$(7,548)

Cash Flows

	For The Three Months Ended September 30,	For The Three Months Ended September 30,
	2014	2014

Cash Flows provided by (used in) Operating Activities	$(12,233)	$(6,250)
Cash Flows used in Investing Activities	-	-
Cash Flows from Financing Activities	-	-
Net Increase (Decrease) in Cash During Period	$(12,233)	$(6,250)

As at September 30, 2014, our company's cash balance and total assets was $6,472 compared to $18,705 as at June 30, 2014. The decrease in cash and total assets was primarily due to ongoing professional fees and regulatory expenses.

As at September 30, 2014, our company had total liabilities of $3,128 compared with total liabilities of $7,813 as at June 30, 2014.

As at September 30, 2014, our company had working capital of $3,344 compared with a working capital of $10,892 as at June 30, 2014.

Cash Flow from Operating Activities

During the three months ended September 30, 2014, our company used $12,233 in cash from operating activities.  The cash used from operating activities was attributed to professional fees and regulatory fees.

Cash Flow from Investing Activities

The company did not use any funds for investing activities in the three months ended September 30, 2014.

Cash Flow from Financing Activities

During the three months ended September 30, 2014, our company did not receive and funds financing activities.

We had no material commitments for capital expenditures as of September 30, 2014 and June 30, 2014.

We have no known demands or commitments, and we are not aware of any events or uncertainties as of September 30, 2014 that will result in or that are reasonably likely to materially increase or decrease our current liquidity.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended September 30, 2014, that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

We did not issue unregistered equity securities during the quarter ended September 30, 2014.

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
ACEWAY CORP.
(Registrant)

Dated: November 12, 2014	/s/ Armando Espinoza
Armando Espinoza
President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Director
(Principal Executive, Financial, and Accounting Officer)