Form 10-Q
period 2014-12-31
SweeGen, Inc.
filed 2015-02-17
CIK 1580883

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10–Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2014

or

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ________________

Commission file number: 333-190547

SweeGen, Inc.
(Exact name of registrant as specified in its charter)

Nevada	27-1679428
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

15 DeAngelo Drive, Bedford, MA 01730
(Address of principal executive offices)

781-271-1588
(Registrant's telephone number, including area code)

Aceway Corp., 2620 Regatta Drive, Ste. 102, Las Vegas, Nevada 89128
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [  ]  No [X]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act (Check one).
Large accelerated filer [ ]	Accelerated filer [ ]

Non-accelerated filer [ ]	Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [  ]

As of February 13, 2015, there are 35,000,020 shares of the issuer's common stock, par value $0.001, outstanding.

EXPLANATORY NOTE

SweeGen, Inc., formerly Aceway Corp., is a voluntary filer of reports required of companies with public securities under Sections 13 or 15(d) of the Securities Exchange Act of 1934.

SWEEGEN, INC.

FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2014

PART I – FINANCIAL INFORMATION

Item 1.      Consolidated Financial Statements.

SWEEGEN, INC.
(formerly Aceway Corp.)
Consolidated Balance Sheets
	December 31,	June 30,
	2014	2014
ASSETS	(Unaudited)
Current Assets
Cash and cash equivalents	$-	$18,705
Total Current Assets	-	18,705
TOTAL ASSETS	$-	$18,705

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Current Liabilities
Accounts payable & accrued expenses	$-	$6,500
Due to shareholder	-	1,313
Total Current Liabilities	-	7,813

TOTAL LIABILITIES	-	7,813

STOCKHOLDERS' EQUITY
Common Stock, 75,000,000 shares authorized; par value $0.001, 35,000,020 and 35,000,020 shares issued and outstanding, respectively	35,000	35,000
Discount on capital	(35,000)	20,000
Accumulated deficit	-	(44,108)
Total Stockholders' Equity	-	10,892
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$-	$18,705

The accompanying notes are an integral part of these financial statements.

SWEEGEN, INC.
Consolidated Statements of Operations
(Unaudited)
	Three Months Ended December 31, 2014	Three Months Ended December 31, 2013

REVENUES:	$-	$-

OPERATING EXPENSES:
General and administrative	-	68
Professional fees	-	3,306
Total Operating Expenses	-	3,374

Net loss from operations	$-	$(3,374)

OTHER INCOME AND EXPENSE
Income taxes	-	-
Net Loss	$-	$(3,374)
Basic loss per share	$(0.00)	$(0.00)
Weighted average number of shares outstanding	35,000,020	25,000,000

The accompanying notes are an integral part of these financial statements.

SWEEGEN, INC.
Consolidated Statements of Cash Flows
(Unaudited)
	Six Months Ended December 31, 2014	Six Months Ended December 31, 2013

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$-	$(9,374)
Adjustments to reconcile net loss to
net cash used by operating activities:
Changes in deposits	-	700
Changes in accounts payable & accrued expenses	(18,705)	(2,000)
Net cash used in operating activities	(18,705)	(10,674)

Net Cash Used in Investing Activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Advances from related party	-	-
Proceeds from issuance of common stock	-	-
Net cash provided by financing activities	-	-

Net increase in cash and cash equivalents	(18,705)	(10,674)
Cash and cash equivalents, beginning of the year	18,705	23,667
Cash and cash equivalents, end of the year	$-	$12,993

Supplemental Cash Flow Disclosure:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

SWEEGEN, INC.
Notes to the Consolidated Financial Statements
For the period April 1, 2013 (date of inception) through December 31, 2014
NOTE 1 -  ORGANIZATION AND DESCRIPTION OF BUSINESS

SweeGen, Inc., formerly Aceway Corp. (the "Company"), is a Nevada corporation incorporated on April 1, 2013. On December 23, 2014, the Company entered into a share exchange agreement (the "Exchange Agreement") with Phytosub, Inc. ("Phytosub"), and the shareholder of Phytosub (the "Phytosub Shareholder"), pursuant to which the Phytosub Shareholder transferred all of the issued and outstanding capital stock of Phytosub to the Company in exchange for 25,000,000 shares of common stock of the Company. The transaction also closed on December 23, 2014. As a result, Phytosub, a Nevada corporation formed on December 5, 2014, became a wholly owned subsidiary of the Company and the Phytosub Shareholder acquired a controlling interest in the Company (the "Share Exchange"). For accounting purposes, the Share Exchange was treated as an acquisition of Aceway Corp. and a recapitalization of PhytoSub.  PhytoSub is the accounting acquirer and the results of its operations carryover.  Accordingly, the operations of Aceway Corp. are not carried over and have been adjusted to $0.  However, prior period results of Aceway Corp. are disclosed for comparison purposes, as PhytoSub does not have prior period operations because it was formed on December 5, 2014.  Unless the context indicates otherwise, references herein to "we," "our," or the "Company" during periods prior to December 31, 2014 refer to Aceway Corp. on a stand-alone basis, while references to "we," "our," or the "Company" after December 5, 2014, refer to both SweeGen, Inc. and its subsidiary, PhytoSub.

On December 23, 2014, the Company entered into a purchase agreement (the "Purchase Agreement") with Armando Espinoza, a former officer and director of the Company, pursuant to which the Company sold and transferred all assets of the Company existing prior to the consummation of the Share Exchange to Mr. Espinoza.  The transaction also closed on December 23, 2014. In consideration for the transfer of such assets, Mr. Espinoza (i) surrendered for cancellation 25,000,000 shares of the Company's common stock owned by him; and (ii) assumed any and all liabilities of the Company existing prior to the consummation of the Share Exchange and agreed to assume any and all liabilities of the Company later asserted against the Company that related to the Company's operations prior to the consummation of the Share Exchange.  Due to the cancellation of Mr. Espinoza's 25,000,000 shares and the issuance of 25,000,000 shares to Phytosub pursuant to the Exchange Agreement, the Company's issued and outstanding shares of common stock remains 35,000,020 after giving effect to the transactions described above.

The Company is a development stage company that intends to leverage the experience of its new corporate and scientific management team, which has extensive experience in managing and developing large and small private and public companies; pathway engineering; microbial platform development; and developing and manufacturing food ingredients, biological products, dietary supplements and botanical extracts.  The Company intends to create value for its shareholders by seeking, developing and acquiring, completely or a substantial interest in, companies or assets that would benefit from or that can be developed using the knowledge and expertise of the Company's management team.  The Company will utilize various vehicles, as each situation dictates, to reach its goals, including but not limited to merger, acquisition, a substantial shareholder interest, financial investment or a combination of these methods.  To date, the Company's activities have been limited to its formation and the raising of equity capital.

NOTE 2 -   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of all of the entities that make up the Company.  All significant inter-company balances and transactions have been consolidated.

Basis of Accounting

The accompanying unaudited interim financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America ("GAAP") and the rules and regulations of the United States Securities and Exchange Commission (the "SEC") for interim financial information. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, stockholders' equity or cash flows. It is management's opinion, however, that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statement presentation.

The results of operations for the six months ended December 31, 2014 are not necessarily indicative of the results that may be expected for the full year ending June 30, 2015. The accompanying statements should be read in conjunction with the more detailed financial statements, and the related footnotes thereto, included in the Company's Annual Report on Form 10-K filed with the SEC on August 19, 2014.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  On an on-going basis, the Company evaluates its estimates, including, but not limited to, those related to investment tax credits, bad debts, income taxes and contingencies. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates.
Start-Up Costs

In accordance with Accounting Standards Codification ("ASC") 720, "Start-up Costs", the Company expenses all costs incurred in connection with the start-up and organization of the Company.

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks, money market funds, and certificates of term deposits with maturities of less than three months from inception, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value.  The Company had $0 and $18,705 in cash and cash equivalents as of December 31, 2014 and June 30, 2014, respectively.

Net Loss Per Share of Common Stock

The Company has adopted ASC Topic 260, "Earnings per Share," which requires presentation of basic earnings per share on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic earnings per share computation.  In the accompanying financial statements, basic earnings (loss) per share are computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period.

The following table sets forth the computation of basic earnings per share:

	Six Months Ended December 31, 2014	Six Months Ended December 31, 2013

Net loss	$-	$(9,374)

Weighted average common shares issued and outstanding (Basic)	35,000,020	25,000,000

Net loss per share, Basic	$(0.00)	$(0.00)

The Company has no potentially dilutive securities, such as options or warrants, currently issued and outstanding.

Share-based Expenses

ASC 718 "Compensation – Stock Compensation" ("ASC 718") prescribes accounting and reporting standards for all share-based payment transactions in which employee services are acquired.  Transactions include incurring liabilities, or issuing or offering to issue shares, options or other equity instruments such as employee stock ownership plans and stock appreciation rights.  Share-based payments to employees, including grants of employee stock options, are recognized as compensation expense in the financial statements based on their fair values. That expense is recognized over the period during which an employee is required to provide services in exchange for the award, known as the requisite service period (usually the vesting period).

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

There were no share-based expenses for the period ending December 31, 2014.

Deferred Income Taxes and Valuation Allowance

The Company accounts for income taxes under ASC 740 "Income Taxes" ("ASC 740").  Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs.  A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations.  No deferred tax assets or liabilities were recognized as of December 31, 2014.

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

Financial Instruments

The Company follows ASC 820, "Fair Value Measurements and Disclosures" ("ASC 820"), which defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.  ASC 820 also establishes a fair value hierarchy that distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (2) an entity's own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy are described below:

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

Revenue Recognition

The Company will recognize revenue from the sale of products and services in accordance with ASC 605, "Revenue Recognition."   No revenue has been recognized since inception.  However, the Company will recognize revenue only when all of the following criteria have been met: (i) persuasive evidence for an agreement exists; (ii) service has been provided; (iii) the fee is fixed or determinable; and (iv) collection is reasonably assured.

Related Parties

The Company follows ASC 850, "Related Party Disclosures", for the identification of related parties and disclosure of related party transactions.   Related party transactions for the year ended June 30, 2013 totaled $26,313 and included (i) the sale of 25,000,000 shares of the Company's common stock to a former officer and director for $25,000 and (ii) cash advances from the same officer and director to the Company totaling $1,313.  There were no related party transactions for the six months ended December 31, 2014.

Commitments and Contingencies

The Company follows ASC 450-20, "Loss Contingencies", to report accounting for contingencies.  Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated.  There were no commitments or contingencies as of December 31, 2014.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09, "Revenue from Contracts with Customers". The revenue recognition standard affects all entities that have contracts with customers, except for certain items. The new revenue recognition standard eliminates the transaction-and industry-specific revenue recognition guidance under current GAAP and replaces it with a principle-based approach for determining revenue recognition.  Public entities are required to adopt the revenue recognition standard for reporting periods beginning after December 15, 2016, and interim and annual reporting periods thereafter. Early adoption is not permitted for public entities.  The Company has reviewed the applicable ASU and due to the absence of revenues, believes that there will be no material effect on the financial statements.

In June 2014, the FASB issued ASU No. 2014-10, "Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation", which eliminated certain financial reporting requirements of companies previously identified as "development stage entities". The amendments in this ASU simplify accounting guidance by removing all incremental financial reporting requirements for development stage entities. The amendments also reduce data maintenance and, for those entities subject to audit, audit costs, by eliminating the requirement for development stage entities to present inception-to-date information in the statements of income, cash flows, and shareholder equity.   Early application of each of the amendments is permitted for any annual reporting period or interim period for which the entity's financial statements have not yet been issued (public business entities) or made available for issuance (other entities). Upon adoption, entities will no longer present or disclose any information required by Topic 915.  The Company has adopted this standard and future filings will reflect the removal of development stage reporting.
In June 2014, the FASB issued ASU No. 2014-12, "Compensation — Stock Compensation (Topic 718), Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period".  A performance target in a share-based payment that affects vesting and that could be achieved after the requisite service period should be accounted for as a performance condition under ASC 718. As a result, the target is not reflected in the estimation of the award's grant date fair value. Compensation cost would be recognized over the required service period, if it is probable that the performance condition will be achieved.  The guidance is effective for annual periods beginning after December, 2015 and interim periods within those annual periods. Early adoption is permitted.  Management has reviewed the ASU and believes that the Company currently accounts for these awards in a manner consistent with the new guidance. Therefore there is no anticipation of any effect to the financial statements.

In August 2014, the FASB issued ASU No. 2014-15, "Presentation of Financial Statements – Going Concern (Subtopic 205-40), Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern".    Under U.S. GAAP, continuation of a reporting entity as a going concern is presumed as the basis for preparing financial statements unless and until the entity's liquidation becomes imminent. Preparation of financial statements under this presumption is commonly referred to as the going concern basis of accounting. If and when an entity's liquidation becomes imminent, financial statements should be prepared under the liquidation basis of accounting in accordance with Subtopic 205-30 of this ASU, "Presentation of Financial Statements—Liquidation Basis of Accounting". Even when an entity's liquidation is not imminent, there may be conditions or events that raise substantial doubt about the entity's ability to continue as a going concern. In those situations, financial statements should continue to be prepared under the going concern basis of accounting, but the amendments in this ASU should be followed to determine whether to disclose information about the relevant conditions and events.  The amendments in this ASU are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted.  The Company will evaluate the going concern considerations in this ASU. However, management does not believe that the Company has met conditions which would subject the Company's financial statements to additional disclosure.

Management has considered all recent accounting pronouncements issued since the last audit of the Company's financial statements. The Company's management believes that these recent pronouncements will not have a material effect on the Company's financial statements.

NOTE 3 -GOING CONCERN

The Company's financial statements are prepared using U.S. GAAP principles applicable to a going concern, which contemplate the realization of assets and liquidation of liabilities in the normal course of business.  The Company has not established an ongoing source of revenues sufficient to cover its operating cost, and requires additional capital to commence its operating plan.  The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable.  If the Company is unable to obtain adequate capital, it could be forced to cease operations.  These factors raise substantial doubt about its ability to continue as a going concern.

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

There is no assurance that the Company will be able to obtain sufficient additional funds when needed or that such funds, if available, will be obtainable on terms satisfactory to the Company. The obtainment of financing, the successful development of the Company's contemplated plan of operations, or its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

NOTE 4 -   EQUITY

Authorized Stock

The Company's Articles of Incorporation authorize 75,000,000 shares of common stock with a par value of $0.001 per share.  Each share of common stock entitles the holder to one vote, in person or proxy, on any matter on which action of the stockholders of the Company is sought.

Common Shares

The only shares issued during the six months ended December 31, 2014 were issued on December 23, 2014, in connection with the Exchange Agreement, whereby the Company issued 25,000,000 shares of common stock.  Due to the cancellation of the 25,000,000 shares pursuant to the Purchase Agreement and the issuance of 25,000,000 shares pursuant to the Exchange Agreement, the Company's issued and outstanding common shares remained 35,000,020.

See Note 1 – Organization and Description of Business.

Preferred shares

No preferred shares have been authorized or issued.

Stock Options and Warrants

The Company has no outstanding stock options, warrants or other rights to acquire securities.

NOTE 5 -PROVISION FOR INCOME TAXES

The Company has not made provision for income taxes for the period April 1, 2013 (date of inception) through December 31, 2014, since the Company has had net operating losses since inception.

Due to uncertainties surrounding the Company's ability to generate future taxable income to realize deferred income tax assets arising as a result of net operating losses carried forward, the Company has not recorded any deferred income tax asset as of December 31, 2014.  The Company has incurred an operating loss of $2,566 for the period beginning July 1, 2014 and ending December 23, 2014, the day that the transactions contemplated by the Exchange Agreement were closed.  The net operating losses carryforward will begin to expire in varying amounts from year 2033, subject to its eligibility as determined by respective tax regulating authorities.

Due to the change in ownership provisions of the income tax laws of United States of America, net operating loss carry forwards for federal income tax reporting purposes are subject to annual limitations. When a change in ownership occurs, net operating loss carry forwards may be limited as to use in future years.

The Company is subject to taxation in the United States and certain state jurisdictions. The Company has not taken any uncertain tax positions, however, has open tax years subject to audit by the Internal Revenue Services for the years beginning in 2013.

The provision for income taxes differs from the amounts which would be provided by applying the statutory federal income tax rate of 34% to the net loss before provision for income taxes for the following reasons:

	December 31, 2014	June 30, 2014
Income tax expense at statutory rate	$(2,566)	$(13,145)
Valuation allowance	2,566	13,145
Income tax expense per books	$-	$-

Net deferred tax assets consist of the following components as of:
	December 31, 2014	June 30, 2014
NOL carryover	$17,563	$14,997
Valuation allowance	(17,563)	(14,997)
Net deferred tax asset	$-	$-

NOTE 6 – RELATED PARTY TRANSACTIONS

On May 24, 2013, the Company issued 25,000,000 shares of common stock to Mr. Espinoza, its former officer and director, at $.001 per share for total proceeds of $25,000. Such shares were subsequently cancelled in connection with the Purchase Agreement between the Company and Armando Espinoza, a former officer and director of the Company, pursuant to which the Company sold and transferred all assets of the Company existing prior to the consummation of the Share Exchange.  In consideration for transfer of such assets, Mr. Espinoza (i) surrendered for cancellation 25,000,000 shares of the Company's common stock owned by him; and (ii) assumed any and all liabilities of the Company existing prior to the consummation of the Share Exchange and agreed to assume any and all liabilities of the Company later asserted against the Company that related to the Company's operations prior to the consummation of the Share Exchange.

Mr. Espinoza had previously advanced funds to meet the Company's cash flow requirements.  There is no written or expressed policy for continuation of future advances.  The amounts advanced were considered payable upon demand and were non-interest bearing.  As of December 31, 2014, the balance due to Mr. Espinoza is $0.

The Company does not own or lease property or lease office space. The office space used by the Company was arranged by the founder of the Company to use at no charge.

The amounts and terms of the above transactions may not necessarily be indicative of the amounts and terms that would have been incurred had comparable transactions been entered into with independent third parties.

NOTE 7 – COMMITMENTS AND CONTINGENCIES

The Company has no commitments or contingencies as of December 31, 2014.

NOTE 8 -SUBSEQUENT EVENTS
On December 19, 2014, the majority stockholder of the Company adopted resolutions approving an amendment to the Company's Articles of Incorporation to change the name of the Company from Aceway Corp. to SweeGen, Inc., which became effective on January 9, 2015.
Following approval by the Financial Industry Regulatory Authority, the market effective date for the name change was January 12, 2015. In connection with the name change, the trading symbol of the Company's common stock changed to "SWEE".

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

Except for historical information, this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  Such forward-looking statements involve risks and uncertainties, including, among other things, statements regarding our business strategy, future revenues and anticipated costs and expenses.  Such forward-looking statements include, among others, those statements including the words "expects," "anticipates," "intends," "believes" and similar language.  Our actual results may differ significantly from those projected in the forward-looking statements.   Factors that might cause or contribute to such differences include, but are not limited to, those discussed herein as well as in the "Risk Factors" section of our registration statement on Form S-1 originally filed with the Securities and Exchange Commission ("SEC") on August 12, 2013 and subsequently amended. You should carefully review these risks and those disclosed in other documents we file from time to time with the SEC.  You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this report.  We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document.

Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from such forward-looking statements.
Corporate Overview

SweeGen, Inc., formerly Aceway Corp., is a Nevada corporation incorporated on April 1, 2013. Aceway Corp.'s name changed to SweeGen, Inc. effective January 9, 2015 in connection with the adoption of an amendment to the Articles of Incorporation.

We are a development stage company that intends to leverage the experience of its new corporate and scientific management team, which has extensive experience in managing and developing large and small private and public companies; pathway engineering; microbial platform development; and developing and manufacturing food ingredients, biological products, dietary supplements and botanical extracts, the Company intends to create value for its shareholders by seeking, developing and acquiring, completely or a substantial interest in, companies or assets that would benefit from or that can be developed using the knowledge and expertise of the Company's management team.  The Company will utilize various vehicles, as each situation dictates, to reach its goals, including but not limited to merger, acquisition, a substantial shareholder interest, financial investment or a combination of these methods.  To date, the Company's activities have been limited to its formation and the raising of equity capital.

On December 23, 2014, the Company entered into a share exchange agreement (the "Exchange Agreement") with Phytosub, Inc. ("Phytosub"), and the shareholder of Phytosub (the "Phytosub Shareholder"), pursuant to which the Phytosub Shareholder transferred all of the issued and outstanding capital stock of Phytosub to the Company in exchange for 25,000,000 shares of common stock of the Company. The transaction also closed on December 23, 2014. As a result, Phytosub, a Nevada corporation formed on December 5, 2014, became a wholly owned subsidiary of the Company and the Phytosub Shareholder acquired a controlling interest in the Company (the "Share Exchange"). For accounting purposes, the Share Exchange was treated as an acquisition of Aceway Corp. and a recapitalization of PhytoSub.  PhytoSub is the accounting acquirer and the results of its operations carryover.  Accordingly, the operations of Aceway Corp. are not carried over and have been adjusted to $0.  However, prior period results of Aceway Corp. are disclosed for comparison purposes, as PhytoSub does not have prior period operations because it was formed on December 5, 2014.  Unless the context indicates otherwise, references herein to "we," "our," or the "Company" during periods prior to December 31, 2014 refer to Aceway Corp. on a stand-alone basis, while references to "we," "our," or the "Company" after December 5, 2014, refer to both SweeGen, Inc. and its subsidiary, PhytoSub.

On December 23, 2014, the Company also entered into a purchase agreement (the "Purchase Agreement") with Armando Espinoza, a former officer and director of the Company, pursuant to which the Company sold and transferred all assets of the Company existing prior to the consummation of the Share Exchange to Mr. Espinoza.  In consideration for the transfer of such assets, Mr. Espinoza (i) surrendered for cancellation all 25,000,000 shares of common stock of the Company owned by him; and (ii) assumed any and all liabilities of the Company existing prior to the consummation of the Share Exchange and agreed to assume any and all liabilities of the Company later asserted against the Company that related to the Company's operations prior to the consummation of the Share Exchange.

Giving effect to the cancellation of Mr. Espinoza's 25,000,000 shares and the issuance of 25,000,000 shares to the PhystoSub Shareholder pursuant to the Exchange Agreement, the Company's issued and outstanding common stock at December 31, 2014 remained 35,000,020.

Results of Operations

The following table presents our results of operations for the three months ended December 31, 2014 and 2013:

	Three Months Ended December 31,	Three Months Ended December 31,
	2014	2013
Revenue	$-	$-
Operating Expenses
Selling, general and administrative	-	68
Professional fees	-	3,306
Total Operating expenses	-	3,374
Operating loss	-	(3,374)
Provision for income tax	-	-
Net Loss	$-	$(3,374)

For the three months ended December 31, 2014 and 2013, we incurred $0 and $68 in general and administrative expenses and $0 and $3,306 in professional fees, resulting in an operating and net loss of $0 and $3,374, respectively.

Based on the unpredictability of market and customer demand, we cannot accurately predict revenue trends on a quarter-to-quarter basis.

The following summary of our results of operations, for the six months ended December 31, 2014 and 2013, should be read in conjunction with our financial statements, as included in this Form 10-Q.

	Six Months Ended December 31,	Six Months Ended December 31,
	2014	2013
Revenue	$-	$-
Operating Expenses
Selling, general and administrative	-	3,010
Professional fees	-	6,364
Total Operating expenses	-	9,374
Operating loss	-	(9,374)
Provision for income tax	-	-
Net Loss	$-	$(9,374)

For the six months ended December 31, 2014 and 2013, we incurred $0 and $3,010 in general and administrative expenses and $0 and $6,364 in professional fees, resulting in an operating and net loss of $0 and $9,374, respectively.

The following table provides selected balance sheet data about our company for the period ended December 31, 2014 and the year ended June 30, 2014.

Balance Sheet Date	December 31, 2014	June 30, 2014

Cash	$-	$18,705
Total Assets	$-	$18,705
Total Liabilities	$-	$7,813
Stockholders' Equity	$-	$10,892

Our decrease in cash of $18,705 can be attributed to the Purchase Agreement with Mr. Espinoza, pursuant to which the Company sold and transferred all of its assets existing prior to the consummation of the Share Exchange in consideration for Mr. Espinoza's (i) surrender of 25,000,000 shares of the Company's common stock owned by him and; and (ii) assumption of any and all liabilities of the Company existing prior to the consummation of the Share Exchange and agreement to assume any and all liabilities of the Company later asserted against the Company that related to the Company's operations prior to the consummation of the Share Exchange.

Liquidity and Capital Resources

On December 6, 2013, the Company's registration statement on Form S-1 was declared effective, pursuant to which the Company offered 20,000,000 shares of its common stock at $0.003 per share. We sold 10,000,020 shares of common stock for total proceeds of $30,000 in December 2013.  To date, we have not developed our business and principal plan of operations, and thus, our expenses have been primarily for professional fees related to the $30,000 offering and ongoing regulatory expenses.

Currently we do not have sufficient capital to fund our business development for the next 12 months.  We anticipate that we will need $30,000 to fund the next 12 months of our operations. If we are unable to meet our needs for cash from debt or equity financings, we may be unable to continue, develop, or expand our operations.

Working Capital

	As at December 31, 2014	As at June 30, 2014	(Decrease)/Increase

Current Assets	$-	$18,705	$(18,705)
Current Liabilities	-	7,813	(7,813)
Working Capital	$-	$10,892	$(10,892)

Cash Flows

	For The Six Months Ended December 31,	For The Six Months Ended December 31,
	2014	2014

Cash Flows provided by (used in) Operating Activities	$-	$(10,674)
Cash Flows used in Investing Activities	-	-
Cash Flows from Financing Activities	-	-
Net Increase (Decrease) in Cash During Period	$-	$(10,674)

As at December 31, 2014, our current assets, liabilities and working capital were $0 due to the transactions contemplated by the Purchase Agreement with Mr. Espinoza, pursuant to which the Company sold and transferred to Mr. Espinoza all assets of the Company existing prior to the consummation of the Share Exchange.

We had no material commitments for capital expenditures as of December 31, 2014 and June 30, 2014.

We have no known demands or commitments, and we are not aware of any events or uncertainties as of December 31, 2014 that will result in or that are reasonably likely to materially increase or decrease our current liquidity.

Going Concern

Our auditors have issued a going concern opinion.  This means that there is substantial doubt that we can continue as an on-going business for the next 12 months unless we obtain additional capital to pay for our expenses.  Accordingly, we must raise sufficient capital to sustain operations.  In response, management intends to borrow funds or raise capital through public or private placement offerings.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Critical Accounting Policies and Estimates

We prepare our financial statements in conformity with U.S. GAAP, which requires management to make certain estimates and apply judgments. We base our estimates and judgments on historical experience, current trends and other factors that management believes to be important at the time the condensed consolidated financial statements are prepared. On a regular basis, we review our accounting policies and how they are applied and disclosed in our condensed consolidated financial statements.

While we believe that the historical experience, current trends and other factors considered support the preparation of our condensed consolidated financial statements in conformity with U.S. GAAP, actual results could differ from our estimates and such differences could be material.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

As a "smaller reporting company", we are not required to provide the information required by this Item.

Item 4.  Controls and Procedures.

Management's Report on Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management to allow for timely decisions regarding required disclosure.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended December 31, 2014, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings.

We know of no material, existing or pending legal proceedings against the Company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

Item 1A.  Risk Factors.

As a "smaller reporting company", we are not required to provide the information required by this Item.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

On December 23, 2014, the Company entered into the Exchange Agreement with Phytosub and the Phytosub Shareholder, pursuant to which the Company issued 25,000,000 shares of its common stock to the Phytosub Shareholder in exchange for all of the issued and outstanding capital stock of Phytosub.  As a result, Phytosub became a wholly owned subsidiary of the Company and the Phytosub Shareholder acquired a controlling interest in the Company.  In issuing these securities, the Company relied upon the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended, as, among other things, the transaction did not involve a public offering and the securities were acquired for investment purposes only and not with a view to or for sale in connection with any distribution thereof.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures.

Not applicable.

Item 5.  Other Information.

(a)            None.

(b)	There have been no material changes to the procedures by which security holders may recommend nominees to the Company's Board of Directors implemented in the quarter ended December 31, 2014.

Item 6.  Exhibits.

The following exhibits are included as part of this report:

Exhibit No.                          Description

2.1
Share Exchange Agreement by and among Aceway Corp., Phytosub, Inc. and The Chen Family Living Trust dated July 16, 2003, dated as of December 23, 2014 (filed as Exhibit 2.1 to the registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on February 17, 2015 and incorporated herein by reference).

2.2
Purchase Agreement by and between Aceway Corp. and Armando Espinoza, dated as of December 23, 2014 (filed as Exhibit 2.2 to the registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on February 17, 2015 and incorporated herein by reference).

3.1
Amendment to Articles of Incorporation (filed as Exhibit 3.1 to the registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on February 27, 2015 and incorporated herein by reference).

31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification of Principal Executive and Financial Officer
32.1	Rule 1350 Certification of Principal Executive and Financial Officer

101.INS	XBRL Instance
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculations
101.DEF	XBRL Taxonomy Extension Definitions
101.LAB	XBRL Taxonomy Extension Labels
101.PRE	XBRL Taxonomy Extension Presentation

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
SWEEGEN, INC.
(Registrant)

Dated: February 17, 2015	/s/ Steven Chen
Steven Chen
Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Director
(Principal Executive, Financial, and Accounting Officer)