Form 10-K
period 2015-06-30
SweeGen, Inc.
filed 2015-09-30
CIK 1580883

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

  X .

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2015

OR

      .

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission File Number: 333-190547

SweeGen, Inc.

 (Exact name of registrant as specified in its charter)

Nevada	27-1679428
(State of incorporation)	(I.R.S. Employer Identification No.)
30321 Esperanza Avenue, Rancho Santa Margarita, CA 92688	781-271-1588
(Address of principal executive offices)	(Registrant's Telephone Number, Including Area Code)
Securities registered under Section 12(g) of the Act: None ____________________

•

Indicate by check mark if registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

       . Yes   X . No

•

Indicate by check mark if registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

       . Yes   X . No

•

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

  X . Yes       . No

•

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

   X . Yes       . No

•

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  X .

•

Indicate by check mark whether the registrant is a large accelerated file, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer .	Accelerated filer .
Non-accelerated filer . (Do not check if a smaller reporting company)	Smaller reporting company X .

•

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

   X . Yes       . No

The aggregate market value of Common Stock held by non-affiliates of the Registrant on December 31, 2014, was $Nil based on a $Nil average bid and ask price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter. (There was no bid or ask price of our common shares during this year).

As of September 28, 2015, there were 35,000,020 shares of the issuer's $0.001 par value common stock outstanding.

PART I

Forward-Looking Information

This Annual Report of SweeGen, Inc. on Form 10-K contains forward-looking statements, particularly those identified with the words, “anticipates,” “believes,” “expects,” “plans,” “intends," “objectives,” and similar expressions. These statements reflect management's best judgment based on factors known at the time of such statements. The reader may find discussions containing such forward-looking statements in the material set forth under “Management's Discussion and Analysis and Plan of Operations,” generally, and specifically therein under the captions “Liquidity and Capital Resources” as well as elsewhere in this Annual Report on Form 10-K. Actual events or results may differ materially from those discussed herein. The forward-looking statements specified in the following information have been compiled by our management on the basis of assumptions made by management and considered by management to be reasonable. Our future operating results, however, are impossible to predict and no representation, guaranty, or warranty is to be inferred from those forward-looking statements. The assumptions used for purposes of the forward-looking statements specified in the following information represent estimates of future events and are subject to uncertainty as to possible changes in economic, legislative, industry, and other circumstances. As a result, the identification and interpretation of data and other information and their use in developing and selecting assumptions from and among reasonable alternatives require the exercise of judgment. To the extent that the assumed events do not occur, the outcome may vary substantially from anticipated or projected results, and, accordingly, no opinion is expressed on the achievability of those forward-looking statements. No assurance can be given that any of the assumptions relating to the forward-looking statements specified in the following information are accurate, and we assume no obligation to update any such forward-looking statements.

ITEM 1. BUSINESS

Throughout this Annual Report on Form 10-K, the terms “SWEE”, “Registrant,” “we,” “us,” “our,” and “the Company” refer to SweeGen, Inc., a Nevada corporation that was formerly known as Aceway Corp. prior to its name change in December 2014.

Introduction

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

The Company intends to leverage the experience of its new corporate and scientific management team, which has extensive experience in managing and developing large and small private and public companies; pathway engineering; microbial platform development; and developing and manufacturing food ingredients, biological products, dietary supplements and botanical extracts. The Company intends to create value for its shareholders by seeking, developing and acquiring, completely or a substantial interest in, companies or assets that would benefit from or that can be developed using the knowledge and expertise of the Company’s management team.  The Company will utilize various vehicles, as each situation dictates, to reach its goals, including but not limited to merger, acquisition, a substantial shareholder interest, financial investment or a combination of these methods. To date, the Company's activities have been limited to its formation and the raising of equity capital.

Employees

We have no employees other than our Sole Officer & Director. We hire consultants to aid us with legal, accounting and reporting services.

ITEM 1A. RISK FACTORS

As a "smaller reporting company," we are not required to provide the information required by this Item.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. PROPERTIES.

We do not own interests in any real property. Our Sole Officer & Director, has provided us with 200 square feet of furnished office space, which is our principal executive office. This location currently serves as our primary office for planning and implementing our business plan. This space is currently sufficient for our purposes, and we expect it to be sufficient for the foreseeable future. It is provided to us free of charge from our Sole Officer & Director.

ITEM 3. LEGAL PROCEEDINGS

We are not involved in any pending legal proceeding nor are we aware of any pending or threatened litigation against us.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock is quoted on the OTC Bulletin Board, under the symbol "SWEE".  Our stock was approved for quotation on the OTCBB on June 5, 2014.  However, as of the date of filing this Annual Report, our stock had not traded.

As of September 28, 2015 there were 31 stockholders of record and an aggregate of 35,000,020 shares of our common stock were issued and outstanding.  Of the 35,000,020 shares of common stock outstanding, 25,000,000 were held by Sole Officer & Director and may only be resold in compliance with Rule 144 of the Securities Act of 1934, and since we are considered a shell company, any restricted stock will not be eligible for resale under Rule 144 until the conditions of Rule 144(i) are met.

Penny Stock Regulations

The SEC has adopted regulations which generally define "penny stock" to be an equity security that has a market price of less than $5.00 per share. Our common stock falls within the definition of penny stock and subject to rules that impose additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and accredited investors (generally those with assets in excess of $1,000,000, or annual incomes exceeding $200,000, or $300,000 together with their spouse).

For transactions covered by these rules, the broker-dealer must make a special suitability determination for the purchase of such securities and have received the purchaser's prior written consent to the transaction. Additionally, for any transaction, other than exempt transactions, involving a penny stock, the rules require the delivery, prior to the transaction, of a risk disclosure document mandated by the SEC relating to the penny stock market. The broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and, if the broker-dealer is the sole market-maker, the broker-dealer must disclose this fact and the broker-dealer's presumed control over the market. Finally, monthly statements must be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks. Consequently, the "penny stock" rules may restrict the ability of broker-dealers to sell our common stock and may affect the ability of investors to sell their common stock in the secondary market.

Dividend Policy

We have never declared or paid cash dividends on our common stock, and we do not intend to pay any cash dividends on our common stock in the foreseeable future. Rather, we expect to retain future earnings (if any) to fund the operation and expansion of our business and for general corporate purposes.  Any payments of cash dividends will be at the discretion of our board of directors, and will depend upon our results of operations, earnings, capital requirements, legal and contractual restrictions, and other factors deemed relevant by our board of directors.

Securities Authorized for Issuance under Equity Compensation Plans.

None

Recent Sales of Unregistered Securities

There were no sales of unregistered securities during the period from inception (December 5, 2014) to June 30, 2015 other than those transactions previously reported to the SEC on the Company’s quarterly reports on Form 10-Q and current reports on Form 8-K.

Re-Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

ITEM 6. SELECTED FINANCIAL DATA

Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

You should read the following discussion of our financial condition and results of operations in conjunction with the consolidated financial statements and the related notes included elsewhere in this Form 10-K. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Form 10-K, particularly in “Forward-Looking Information” and “Risk Factors.”

Historical Overview

SweeGen, Inc., formerly Aceway Corp., is a Nevada corporation incorporated on April 1, 2013. Aceway Corp.’s name changed to SweeGen, Inc. effective January 9, 2015 in connection with the adoption of an amendment to the Articles of Incorporation.

We intend to leverage the experience of its new corporate and scientific management team, which has extensive experience in managing and developing large and small private and public companies; pathway engineering; microbial platform development; and developing and manufacturing food ingredients, biological products, dietary supplements and botanical extracts, the Company intends to create value for its shareholders by seeking, developing and acquiring, completely or a substantial interest in, companies or assets that would benefit from or that can be developed using the knowledge and expertise of the Company’s management team. The Company will utilize various vehicles, as each situation dictates, to reach its goals, including but not limited to merger, acquisition, a substantial shareholder interest, financial investment or a combination of these methods.  To date, the Company's activities have been limited to its formation and the raising of equity capital.

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

Giving effect to the cancellation of Mr. Espinoza’s 25,000,000 shares and the issuance of 25,000,000 shares to the PhystoSub Shareholder pursuant to the Exchange Agreement, the Company’s issued and outstanding common stock at June 30, 2015 remained 35,000,020.

Results of Operations

For the period from inception (December 5, 2014) to June 30, 2015

The following table presents our results of operations for the period from inception (December 5, 2014) to June 30, 2015.

For the period from inception (December 5, 2014) to June 30, 2015
Revenue	$-
Operating Expenses:
Selling, general and administrative
Professional fees	68,205
Total Operating Expenses	68,205
Operating Loss	(68,205)
Provision for income taxes	-
Net loss	$(68,205)

Selling, general and administrative Expenses

We didn’t incur any selling, general and administrative expenses for the period from inception to June 30, 2015.

Professional Fees

We incurred professional fees of $68,205 for the period from inception (December 5, 2014) to June 30, 2015 Our professional fees were primarily due to legal, accounting and other fees related to the Share Exchange, the Exchange Agreement, regulatory filings and other regulatory costs.

Net Loss

Our net loss for the period from inception (December 5, 2014) to June 30, 2015 was $68,205 and the net loss was primarily a result of legal fees related to the Share Exchange, the Exchange Agreement and regulatory filings.

Liquidity and Capital Resources

Currently our Sole Officer & Director and majority shareholder has committed to provide the capital to cover our ongoing regulatory costs for the next 12 months.  We do not have sufficient funds for any business development over the next 12 months. We do not have any material commitments for capital expenditures during the next twelve months. We may seek to raise additional funds in the future particularly if we begin to deploy our business plan. Therefore our future operations may be dependent on our ability to secure additional financing.  Financing transactions may include the issuance of equity or debt securities, obtaining credit facilities, or other financing mechanisms. However, the trading price, or non-trading, of our common stock or a downturn in the U.S. equity and debt markets could make it more difficult to obtain financing through the issuance of equity or debt securities. Even if we are able to raise the funds required, it is possible that we could incur unexpected costs and expenses, fail to collect significant amounts owed to us, or experience unexpected cash requirements that would force us to seek alternative financing. Furthermore, if we issue additional equity or debt securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of our common stock. The inability to obtain additional capital may restrict our ability to deploy our business model and may reduce our ability to conduct business operations. If we are unable to obtain additional financing, we may have to curtail our marketing and development plans and possibly cease our operations.

There is no historical financial information about us on which to base an evaluation of our performance. We are a development stage company and have generated no revenues from operations. We cannot guarantee we will be successful in our business operations. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources, possible delays in developing our products, and possible cost overruns due to the price and cost increases in supplies and services.

Critical Accounting Policies

We prepare our financial statements in conformity with U.S. GAAP, which requires management to make certain estimates and apply judgments. We base our estimates and judgments on historical experience, current trends and other factors that management believes to be important at the time the condensed consolidated financial statements are prepared. On a regular basis, we review our accounting policies and how they are applied and disclosed in our consolidated financial statements.

While we believe that the historical experience, current trends and other factors considered support the preparation of our consolidated financial statements in conformity with U.S. GAAP, actual results could differ from our estimates and such differences could be material.

Off Balance Sheet Arrangements

We do not engage in any activities involving variable interest entities or off-balance sheet arrangements.

Recent Accounting Pronouncements

We do not believe that the adoption of any recently issued accounting standards will have a material effect on our financial position and results of operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a "smaller reporting company", we are not required to provide the information required by this Item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

SweeGen, Inc.

We have audited the consolidated balance sheet of SweeGen, Inc. (the “Company”) as of June 30, 2015 and the related consolidated statement of operations, stockholders' deficit and cash flows for the period from inception (December 5, 2014) to June 30, 2015. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of June 30, 2015 the results of its operation and its cash flows for the period from inception (December 5, 2014) to June 30, 2015 in conformity with accounting principles generally accepted in the United States.

The consolidated financial statements have been prepared assuming the Company will continue as a going concern. As reflected in Note 3 to the consolidated financial statements, the Company incurred an accumulated deficit of $68,205 for the period from inception (December 5, 2014) to June 30, 2015. This raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to this matter are described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/Anton & Chia, LLP

Newport Beach, California

September 28, 2015

SWEEGEN, INC.

(Formerly Aceway Corp.)

Consolidated Balance Sheet

June 30,
2015
ASSETS
Current Assets
Cash	$-
Total Current Assets	-
TOTAL ASSETS	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT
LIABILITIES
Current Liabilities
Accounts payable & accrued expenses	$4,200
Due to shareholder	64,005
Total Current Liabilities	68,205

TOTAL LIABILITIES	68,205

STOCKHOLDERS' DEFICIT
Common Stock, 75,000,000 shares authorized; par value $0.001, 35,000,020 shares issued and outstanding	35,000
Additional paid in capital	(35,000)
Accumulated deficit	(68,205)
Total Stockholders' Deficit	(68,205)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$-

The accompanying notes are an integral part of these consolidated financial statements.

SWEEGEN, INC.

(Formerly Aceway Corp.)

Consolidated Statement of Operations

For the period from inception (December 5, 2014) to June 30, 2015

REVENUES:	$-

OPERATING EXPENSES:
General and administrative	-
Professional fees	68,205
Total Operating Expenses	68,205

Net loss from operations	$(68,205)

Income taxes	-
Net Loss	$(68,205)
Basic loss per share	$(0.00)
Weighted average number of shares outstanding	34,215,705

The accompanying notes are an integral part of these consolidated financial statements.

SWEEGEN, INC.

(Formerly Aceway Corp.)

Consolidated Statement of Stockholders' Deficit

For the period from December 5, 2014 (inception) to June 30, 2015

	Common Stock		Additional Paid in Capital	Accumulated Deficit	Total Stockholder's Deficit
	Shares	Amount

Balance, December 5, 2014	25,000,000	$25,000	$(25,000)	$-	$-

Recapitalization	10,000,020	10,000	(10,000)	-	-

Net loss	-	-	-	(68,205)	(68,205)

Balance, June 30, 2015	35,000,020	$35,000	$(35,000)	$(68,205)	$(68,205)

The accompanying notes are an integral part of these consolidated financial statements.

SWEEGEN, INC.

(Formerly Aceway Corp.)

Consolidated Statement of Cash Flows

For the Period from December 5, 2014 (inception) to June 30, 2015

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(68,205)
Adjustments to reconcile net loss to
net cash used by operating activities:
Change in due to shareholder	64,005
Changes in deposits	-
Changes in accounts payable & accrued expenses
(4,200) )
Net cash used in operating activities	-
Net (decrease) in cash and cash equivalents	-
Cash and cash equivalents, beginning of the year	-
Cash and cash equivalents, end of the year	$-

Supplemental Cash Flow Disclosure:
Cash paid for interest	$-
Cash paid for income taxes	$-

The accompanying notes are an integral part of these consolidated financial statements.

SWEEGEN, INC.

Notes to the Consolidated Financial Statements

For the Years Ended June 30, 2015 and 2014

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

SweeGen, Inc., formerly Aceway Corp. (the "Company"), is a Nevada corporation incorporated on April 1, 2013. On December 23, 2014, the Company entered into a share exchange agreement (the “Exchange Agreement”) with Phytosub, Inc. (“Phytosub”), and the shareholder of Phytosub (the “Phytosub Shareholder”), pursuant to which the Phytosub Shareholder transferred all of the issued and outstanding capital stock of Phytosub to the Company in exchange for 25,000,000 shares of common stock of the Company. As a result, Phytosub, a Nevada corporation formed on December 5, 2014, became a wholly owned subsidiary of the Company and the Phytosub Shareholder acquired a controlling interest in the Company (the “Share Exchange”). The Phytosub Shareholder, Steven Chen, is now our President, Chief Executive and Chief Financial Officer, Treasurer and sole Director (the “Sole Officer & Director) For accounting purposes, the Share Exchange was treated as an acquisition of Aceway Corp. and a recapitalization of PhytoSub. PhytoSub is the accounting acquirer and the results of its operations carryover.  Accordingly, the operations of Aceway Corp. are not carried over and have been adjusted to $0.

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

The Company is a company that intends to leverage the experience of its new corporate and scientific management team, which has extensive experience in managing and developing large and small private and public companies; pathway engineering; microbial platform development; and developing and manufacturing food ingredients, biological products, dietary supplements and botanical extracts. The Company intends to create value for its shareholders by seeking, developing and acquiring, completely or a substantial interest in, companies or assets that would benefit from or that can be developed using the knowledge and expertise of the Company’s management team. The Company will utilize various vehicles, as each situation dictates, to reach its goals, including but not limited to merger, acquisition, a substantial shareholder interest, financial investment or a combination of these methods. To date, the Company's activities have been limited to its formation and the raising of equity capital.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The capital account of the Company has been retroactively restated to reflect the equivalent number of common shares based on the exchange ratio of the merger transaction in the basic and diluted weighted-average shares, effective December 23, 2014.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of SweeGen Inc and its wholly owned subsidiary Phytosub from December 5, 2014 (inception) to June 30, 2015. All significant inter-company balances and transactions have been eliminated.

Use of Estimates

The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, the Company evaluates its estimates, including, but not limited to, those related to investment tax credits, bad debts, income taxes and contingencies. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates.

Start-Up Costs

In accordance with Accounting Standards Codification (“ASC”) 720, "Start-up Costs", the Company expenses all costs incurred in connection with the start-up and organization of the Company.

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks, money market funds, and certificates of term deposits with maturities of less than three months from inception, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value.  The Company had $0 in cash and cash equivalents as of June 30, 2015.

Net Loss Per Share of Common Stock

The Company has adopted ASC Topic 260, "Earnings per Share," which requires presentation of basic earnings per share on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic earnings per share computation.  In the accompanying consolidated financial statements, basic earnings (loss) per share are computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period.

The following table sets forth the computation of basic earnings per share:

For the period from inception (December 5, 2014) to June 30, 2015

Net loss	$(68,205)

Weighted average common shares issued and outstanding (Basic)	34,215,705

Net loss per share, Basic	$(0.00)

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

There were no share-based expenses for the period from inception (December 5, 2014) to June 30, 2015

Deferred Income Taxes and Valuation Allowance

The Company accounts for income taxes under ASC 740 "Income Taxes" (“ASC 740”).  Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs.  A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations.  No deferred tax assets or liabilities were recognized as of June 30, 2015.

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

Related Parties

The Company follows ASC 850, “Related Party Disclosures”, for the identification of related parties and disclosure of related party transactions.  During the period from inception (December 5, 2014) to June 30, 2015, a company owned by the Company’s Sole Officer & Director, loaned the Company $64,005 to pay for professional fees.

Commitments and Contingencies

The Company follows ASC 450-20, “Loss Contingencies”, to report accounting for contingencies.  Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated.  There were no commitments or contingencies as of June 30, 2015.

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

In June 2014, the FASB issued ASU No. 2014-12, “Compensation — Stock Compensation (Topic 718), Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period”. A performance target in a share-based payment that affects vesting and that could be achieved after the requisite service period should be accounted for as a performance condition under ASC 718. As a result, the target is not reflected in the estimation of the award's grant date fair value. Compensation cost would be recognized over the required service period, if it is probable that the performance condition will be achieved.  The guidance is effective for annual periods beginning after December 2015 and interim periods within those annual periods. Early adoption is permitted.  Management has reviewed the ASU and believes that the Company currently accounts for these awards in a manner consistent with the new guidance. Therefore there is no anticipation of any effect to the financial statements.

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

Management has considered all recent accounting pronouncements issued since the last audit of the Company’s consolidated financial statements. The Company's management believes that these recent pronouncements will not have a material effect on the Company's consolidated financial statements.

NOTE 3 - GOING CONCERN

The Company's consolidated financial statements are prepared using U.S. GAAP principles applicable to a going concern, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. The Company had an accumulated deficit and working capital deficit of $68,205 for the period from inception (December 5, 2014) to June 30, 2015. The Company has not established an ongoing source of revenues sufficient to cover its operating cost, and requires additional capital to commence its operating plan.  The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable.  If the Company is unable to obtain adequate capital, it could be forced to cease operations.  These factors raise substantial doubt about its ability to continue as a going concern.

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

Common Shares

The only shares issued during the period from inception (December 5, 2014) to June 30, 2015 were issued on December 23, 2014, in connection with the Exchange Agreement, whereby the Company issued 25,000,000 shares of common stock.  Due to the cancellation of the 25,000,000 shares pursuant to the Purchase Agreement and the issuance of 25,000,000 shares pursuant to the Exchange Agreement, the Company’s issued and outstanding common shares remained 35,000,020.

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

F-10

NOTE 5 -PROVISION FOR INCOME TAXES

The Company has not made provision for income taxes for the period since date of inception through June 30, 2015, since the Company has had net operating losses since inception.

Due to uncertainties surrounding the Company's ability to generate future taxable income to realize deferred income tax assets arising as a result of net operating losses carried forward, the Company has not recorded any deferred income tax asset as of June 30, 2015. The Company has an operating loss of $68,205 since the reverse acquisition. The net operating losses carryforward will begin to expire in varying amounts from year 2033, subject to its eligibility as determined by respective tax regulating authorities.

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

The provision for income taxes differs from the amounts which would be provided by applying the statutory federal income tax rate of 34% to the net loss before provision for income taxes for the following reasons:

For the period from inception (December 5, 2014) to June 30, 2015
Income tax expense at statutory rate	$(23,190)
Valuation allowance	23,190
Income tax expense per books	$-

Net deferred tax assets consist of the following components as of:

For the period from inception (December 5, 2014) To June 30, 2015
NOL carryover	$23,190
Valuation allowance	(23,190)
Net deferred tax asset	$-

F-11

NOTE 6 – RELATED PARTY TRANSACTIONS

On December 23, 2014, the Company entered into the Exchange Agreement, and the Phytosub Shareholder, now our Sole Officer & Director, received 25,000,000 shares of common stock of the Company pursuant to the transaction. As a result, Phytosub, a Nevada corporation formed on December 5, 2014, became a wholly owned subsidiary of the Company and Sole Officer & Director acquired a controlling interest in the Company.

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

During the period from inception (December 5, 2014) to June 30, 2015, a company owned by the Company’s Sole Officer & Director loaned the Company $64,005 to pay for professional fees.  There is no written or expressed policy for continuation of future advances. The amounts advanced are considered payable upon demand and are non-interest bearing.

The amounts and terms of the above transactions may not necessarily be indicative of the amounts and terms that would have been incurred had comparable transactions been entered into with independent third parties.

NOTE 7 – SUBSEQUENT EVENTS

None.

F-12

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no disagreements with our accountants since our formation required to be disclosed pursuant to Item 304 of Regulation S-K.  See Footnote 8 to the financial statements (Subsequent Events), or our 8-K filed July 28, 2015, for a detailed description of our change in Certifying Accountant.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

Our management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15(e)) under the Exchange Act) that is designed to ensure that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time specified in the Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer's management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Pursuant to Rule 13a-15(b) under the Exchange Act, the Company carried out an evaluation with the participation of the Company's management, including the Company's Chief Executive and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the year ended June 30, 2015. Based upon that evaluation, the Company's Chief Executive and Chief Financial Officer concluded that the Company's disclosure controls and procedures were not effective as of June 30, 2015 due to the Company’s limited internal resources and lack of ability to have multiple levels of transaction review.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee, (2) lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (3) inadequate segregation of duties consistent with control objectives; and (4) management dominated by a single individual without adequate compensating controls. The aforementioned material weaknesses were identified by our Chief Executive and Financial Officer in connection with the review of our financial statements as of June 30, 2015.

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

Management is in the process of determining how best to change our current system and implement a more effective system to insure that information required to be disclosed in this annual report on Form 10-K has been recorded, processed, summarized and reported accurately. Our management acknowledges the existence of this problem, and intends to developed procedures to address them to the extent possible given limitations in financial and manpower resources. While management is working on a plan, no assurance can be made at this point that the implementation of such controls and procedures will be completed in a timely manner or that they will be adequate once implemented.

Management's annual report on internal control over financial reporting.

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act, as amended). Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we assessed the effectiveness of our internal control over financial reporting as of June 30, 2015. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework. Based on our assessment, management identified significant deficiencies related to: (i) our internal audit functions, and (ii) a lack of segregation of duties within accounting functions. As a result, management concluded that, as of June 30, 2015, the Company’s internal control over financial reporting were not effective based on the criteria established in Internal Control–Integrated Framework. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with any policies and procedures may deteriorate. Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible. We are in the process of determining how best to change our current system and implement a more effective system however there can be no assurance that implementation of any change will be completed in a timely manner or that it will be adequate once implemented. To the extent possible, we will implement procedures to assure that the initiation of transactions, the custody of assets and the recording of transactions will be performed by separate individuals. We believe that the foregoing steps will help remediate the significant deficiencies identified above, and we will continue to monitor the effectiveness of these steps and make any changes that our management deems appropriate.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting since one is not required.

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

Limitations on Effectiveness of Controls and Procedures

In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Changes in internal control over financial reporting

There have been no changes in our internal control over financial reporting during the period from inception (December 5, 2014) to June 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

All directors of the Company hold office until the next annual meeting of the security holders or until their successors have been elected and qualified. The officers of the Company are appointed by the board of directors and hold office until their death, resignation or removal from office. The directors and executive officers, their ages and positions held, are as follows:

Name	Age	Position
Steven Chen	50	President, Chief Executive & Chief Financial Officer, Treasurer and Director

The principal occupations for the past five years (and, in some instances, for prior years) of each of our executive officers, directors and key employees are as follows:

Steven Chen has served as our President, Chief Executive Officer, Chief Financial Officer, Treasurer and sole Director a since December 23, 2014. Mr. Chen has been in biotechnology for over 25 years, both in China and the United States. Mr. Chen founded, owns and operates several companies including Phyto Tech Corporation, ProTab Laboratories, Conagen, Inc. and Wuxi NewWay Biomanufacturing Company, Ltd. Over the past 5 years Mr. Chen has been the President or Chief Financial Officer of Phyto Tech Corporation, ProTab Laboratories, Conagen, Inc. and Wuxi NewWay Biomanufacturing Company, Ltd.

Board Qualification

The Board believes that our sole director is highly qualified to serve as a member of the Board. When evaluating candidates for election to the Board, the Board seeks candidates with certain qualities that it believes are important, including integrity, an objective perspective, good judgment and leadership skills. Our director is highly educated and has a diverse background, and has talents and an extensive track record of success in what we believe are highly relevant positions.

Term of Office

Each director is elected until our next annual meeting and until their successor is duly elected and qualified. The Board of Directors may also appoint additional directors up to the maximum number permitted under our by-laws. Each executive officer serves at the discretion of the Board of Directors and holds office until their successor is elected or until their resignation or removal in accordance with our articles of incorporation and by-laws.

Family Relationships

There are no family relationships between or among the above directors and/or executive officers.

Involvement in Certain Legal Proceedings

During the past ten (10) years, none of the Company’s directors, executive officers, promoters, control persons, or nominees has been:

•

the subject of any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

•

convicted in a criminal proceeding or is subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

•

subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

•

found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law.

Compliance with Section 16(a) of the Exchange Act

The Company's common stock is not registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended (the "Exchange Act").  Accordingly, officers, directors and principal shareholders are not subject to the beneficial ownership reporting requirements of Section 16(a) of the Exchange Act.

Board Independence

We currently have one director serving on our Board of Directors.  We are not a listed issuer and, as such, are not subject to any director independence standards. Using the definition of “independent director,” as defined by Section 5605(a)(2) of the rules of the Nasdaq Stock Market Mr. Chen would not be considered an independent director of the Company.

Board Committees

We expect to appoint a nominating committee and compensation committee, and to adopt charters relative to each such committee, in the future.  Given our size and the development of our business to date, we believe that the board through its meetings can presently perform all of the duties and responsibilities that might be contemplated by such committees.  Except as may be provided in our bylaws, we do not currently have specified procedures in place pursuant to which whereby security holders may recommend nominees to the Board of Directors.

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

Board and Committee Meetings

Our board of directors currently consists of only one member, Steven Chen. The Board held no formal meetings during the period from inception (December 5, 2014) to June 30, 2015. Until the Company develops a more comprehensive Board of Directors, all proceedings will be conducted by resolutions consented to in writing by all the directors and filed with the minutes of the proceedings of the directors. Such resolutions consented to in writing by the directors entitled to vote on that resolution at a meeting of the directors are, according to the Nevada General Corporate Law and our Bylaws, as valid and effective as if they had been passed at a meeting of the directors duly called and held.

Nomination Process

As at June 30, 2015, we did not effect any material changes to the procedures by which our shareholders may recommend nominees to our board of directors. Our board of directors does not have a policy with regards to the consideration of any director candidates recommended by our shareholders. Our board of directors has determined that it is in the best position to evaluate our company's requirements as well as the qualifications of each candidate when the board considers a nominee for a position on our board of directors. If shareholders wish to recommend candidates directly to our board, they may do so by sending communications to the president of our company at the address on the cover of this annual report.

Code of Ethics

We have not yet adopted a Code of Ethics although we expect to as we develop our infrastructure and business.

Board Leadership Structure and Role in Risk Oversight

Due to the small size of the Company, we have not adopted a formal policy on whether the Chairman and Chief Executive Officer positions should be separate or combined.

Our Board is primarily responsible for overseeing our risk management processes on behalf of our board of directors. The Board receives and reviews periodic reports from management, auditors, legal counsel, and others, as considered appropriate regarding our assessment of risks. The Board focuses on the most significant risks facing our company and our company’s general risk management strategy, and also ensures that risks undertaken by our Company are consistent with the Board’s appetite for risk. While the Board oversees our risk management, management is responsible for day-to-day risk management processes. We believe this division of responsibilities is the most effective approach for addressing the risks facing us and that our board leadership structure supports this approach.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The table below sets forth, for our last two fiscal years, the compensation earned by Steven Chen, our current President, Chief Executive Officer, Chief Financial Officer, Treasurer and sole Director and Armando Espinozo, our former President, Chief Executive Officer, Chief Financial Officer, Treasurer and sole Director.

Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)(5)	Option Awards ($)(5)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Steven Chen (1)
	2015	-	-	-	-	-	-	-	-
	2014	-	-	-	-	-	-	-	-
Armando Espinozo (2)
	2014	-	-	-	-	-	-	-	-
	2013	-	-	-	-	-	-	-	-

(1)	Mr. Chen has held the positions of President, Chief Executive Officer, Chief Financial Officer, Treasurer and sole Director since December 23, 2014.

(2)	Mr. Espinozo held the positions of President, Chief Executive Officer, Chief Financial Officer, Treasurer and sole Director from inception, April 1, 2013 until December 23, 2014.

Grants of Plan-Based Awards

There were no grants of plan-based awards for the period from inception (December 5, 2014) to June 30, 2015

Outstanding Equity Awards at Fiscal Year End

There were no outstanding equity awards for the period from inception (December 5, 2014) to June 30, 2015

Option Exercises and Stock Vested

During the period from inception (December 5, 2014) to June 30, 2015, there were no options exercised.

Employment Agreements

None.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information as of September 28, 2015 regarding the beneficial ownership of our common stock by (i) each person or entity who, to our knowledge, owns more than 5% of our common stock; (ii) each executive officer and director; and (iii) all of our executive officers and directors as a group. Unless otherwise indicated in the footnotes to the following table, each person named in the table has sole voting and investment power and that person’s address is c/o Sweegen, Inc., 15 DeAngelo Drive, Bedford, MA 01730.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class(1)
Steven Chen	25,000,000 common shares Direct ownership	71.4%
Directors and Executive Officers as a Group(1)(1 individual )	25,000,000 common shares	71.4%

(1)

Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person's actual ownership or voting power with respect to the number of shares of common stock actually outstanding on September 28, 2015. As of September 28, 2015, there were 35,000,020 shares of our company's common stock issued and outstanding.

Changes in Control

We are unaware of any contract or other arrangement the operation of which may at a subsequent date result in a change in control of our company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related party transactions

Our Sole Officer & Director, Steven Chen, provides office space to us free of charge.

Security ownership of Certain Beneficial Owners and Management

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

On December 23, 2014, the Company entered into a share exchange agreement with Phytosub, a company owned by our Sole Officer & Director and majority shareholder, Steven Chen, pursuant to which Mr. Chen transferred all of the issued and outstanding capital stock of Phytosub to the Company in exchange for 25,000,000 shares of common stock of the Company. As a result, Mr. Chen acquired a controlling interest in the Company.

Shareholder loan

During the period form the inception (December 5, 2014) to June 30, 2015, the company owes $64,005 to a company owned by Sole Officer & Director and majority shareholder.

Procedures for Approval of Related Party Transactions

Our Board of Directors is charged with reviewing and approving all potential related party transactions.  All such related party transactions must then be reported under applicable SEC rules. We have not adopted other procedures for review, or standards for approval, of such transactions, but instead review them on a case-by-case basis.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

The aggregate fees billed for the period ended June 30, 2015 for professional services rendered by the principal accountant for the audit of our annual financial statements and quarterly review of the financial statements included in our Form 10-K or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the fiscal year was $4,200.

Audit-Related Fees

We did not incur any fees from our independent registered public accounting firm for audit-related services during the period from inception (December 5, 2014) to June 30, 2015.

Tax Fees

We did not incur any fees from our independent registered public accounting firm for tax compliance or tax consulting services during the Period from inception (December 5, 2014) to June 30, 2015.

All Other Fees

We did not incur any fees from our independent registered public accounting firm for services rendered to us, other than the services covered in "Audit Fees" for the period from inception (December 5, 2014) to June 30, 2015.

Pre-Approval Policies and Procedures

We do not have an audit committee and as a result our Board of Directors evaluates the scope and cost of the engagement of an auditor before the auditor renders audit and non-audit services.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements.

Included in Item 8

(b)	Exhibits required by Item 601.

Exhibit No.	Description

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

31.1

Certification of Principal Executive & Principal Financial Officer Required By Rule 13a-14(A) of the Securities Exchange Act of 1934, As Amended, As Adopted Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of Principal Executive & Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SWEEGEN, INC.
(Registrant)

Dated: September 28, 2015	/s/ Steven Chen
Steven Chen
Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Director
(Principal Executive, Financial, and Accounting Officer)