Form 10-Q
period 2015-09-30
SweeGen, Inc.
filed 2015-11-12
CIK 1580883

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10–Q

(Mark One)

  X . QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

or

      . TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ________________

Commission file number: 333-190547

SweeGen, Inc.
(Exact name of registrant as specified in its charter)

Nevada	27-1679428
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

30321 Esperanza Avenue, Rancho Santa Margarita, CA 92688
(Address of principal executive offices)

781-271-1588
(Registrant's telephone number, including area code)

Aceway Corp., 2620 Regatta Drive, Ste. 102, Las Vegas, Nevada 89128
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  X .  No      .

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  X .  No      .

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act (Check one).

Large accelerated filer .	Accelerated filer .

Non-accelerated filer .	Smaller reporting company X .
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  X .  No      .

As of November 11, 2015, there are 35,000,020 shares of the issuer's common stock, par value $0.001, outstanding.

EXPLANATORY NOTE

SweeGen, Inc., formerly Aceway Corp., is a voluntary filer of reports required of companies with public securities under Sections 13 or 15(d) of the Securities Exchange Act of 1934.

SWEEGEN, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2015

PART I – FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements.

SWEEGEN, INC.
(Formerly Aceway Corp.)
Consolidated Balance Sheets

	September 30, 2015	June 30, 2015
	(Unaudited)
ASSETS
Current Assets
Cash	$-	$-
Total Current Assets	-	-
TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT
LIABILITIES
Current Liabilities
Accounts payable and accrued expenses	$-	$4,200
Due to related parties	74,482	64,005
Total Current Liabilities	74,482	68,205

TOTAL LIABILITIES	74,482	68,205

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT
Common Stock, 75,000,000 shares authorized; par value $0.001, 35,000,020 issued and outstanding, respectively	35,000	35,000
Additional paid in capital	(35,000)	(35,000)
Accumulated deficit	(74,482)	(68,205)
Total Stockholders' Deficit	(74,482)	(68,205)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

SWEEGEN, INC.
(Formerly Aceway Corp.)
Consolidated Statements of Operation
(Unaudited)

	Three Months Ended September 30,
	2015	2014

REVENUES	$-	$-

OPERATING EXPENSES:
General and administrative	6,277	-
Total operating expenses	6,277	-

Net loss from operations	(6,277)	-

Income taxes	-	-

NET LOSS	$(6,277)	$-
Loss per share (Basic and Diluted)	$-	$-
Weighted average number of shares outstanding	35,000,020	-

The accompanying notes are an integral part of these consolidated financial statements.

SWEEGEN, INC.
(Formerly Aceway Corp.)
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended September 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(6,277)	$-
Adjustments to reconcile net loss to
net cash from operating activities:
Change in accounts payable and accrued expenses	(4,200)	-
Net cash used in operating activities	(10,477)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from related parties	10,477	-
Net cash provided by financing activities	10,477	-

Net change in cash	-	-
Cash, beginning of the period	-	-
Cash, end of the period	$-	$-

Supplemental Disclosures:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

SWEEGEN, INC.

Notes to the Consolidated Financial Statements

September 30, 2015

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

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of SweeGen Inc and its wholly owned subsidiary, Phytosub. All significant inter-company balances and transactions have been eliminated.

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

The results of the consolidated operations for the three months ended September 30, 2015 are not necessarily indicative of the results that may be expected for the full year ending June 30, 2016. The accompanying unaudited statements should be read in conjunction with the more detailed consolidated financial statements, and the related footnotes thereto, included in the Company’s Annual Report on Form 10-K filed with the SEC on September 28, 2015.

Use of Estimate

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

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks, money market funds, and certificates of term deposits with maturities of less than three months from inception, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value. The Company had no cash or cash equivalents as of September 30, 2015 and June 30, 2015, respectively.

Net Loss Per Share of Common Stock

The Company has adopted ASC Topic 260, "Earnings per Share," which requires presentation of basic earnings per share on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic earnings per share computation. In the accompanying consolidated financial statements, basic earnings (loss) per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period.

The following table sets forth the computation of basic earnings per share:

	Three Months Ended September 30, 2015	Three Months Ended September 30, 2014

Net loss	$(6,277)	$-

Weighted average common shares issued and Outstanding, Basic and Diluted	35,000,020	-

Net loss per share, Basic and Diluted	$-	$-

The Company has no potentially dilutive securities, such as options or warrants, currently issued and outstanding.

Deferred Income Taxes and Valuation Allowance

The Company accounts for income taxes under ASC 740 "Income Taxes" (“ASC 740”). Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations. No deferred tax assets or liabilities were recognized as of September 30, 2015 and June 30, 2015, respectively.

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

The fair value of amounts due to shareholder approximate their carrying amounts because of their immediate or short-term maturity.

Related Parties

The Company follows ASC 850, “Related Party Disclosures”, for the identification of related parties and disclosure of related party transactions. During the three months ended September 30, 2015, a company owned by the Company’s Sole Officer & Director, loaned the Company $10,477 to pay for professional fees. As of September 30, 2015 and June 30, 2015, the Company owed $74,482 and $64,005, respectively, to a company owned by the Company’s Sole Officer & Director.

Commitments and Contingencies

The Company follows ASC 450-20, “Loss Contingencies”, to report accounting for contingencies. Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated. There were no commitments or contingencies as of September 30, 2015.

Recent Accounting Pronouncements

Management has considered all recent accounting pronouncements issued since the last audit of the Company’s consolidated financial statements. The Company's management believes that any recent pronouncements do not or will not have a material effect on the Company's consolidated financial statements.

NOTE 3 - GOING CONCERN

The Company's unaudited consolidated financial statements are prepared using U.S. GAAP principles applicable to a going concern, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. The Company has not established an ongoing source of revenues sufficient to cover its operating cost, and requires additional capital to commence its operating plan. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations. These factors raise substantial doubt about its ability to continue as a going concern.

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

Common Shares

No shares were issued during the three months ended September 30, 2015. The Company had 35,000,020 common shares issued and outstanding as of September 30, 2015 and June 30, 2015, respectively.

Preferred shares

No preferred shares have been authorized or issued.

Stock Options and Warrants

The Company has no outstanding stock options, warrants or other rights to acquire securities.

NOTE 5 - PROVISION FOR INCOME TAXES

The Company has not recorded a provision for income taxes for the three-month period ended September 30, 2015, since the Company has had net operating losses since inception (December 5, 2014) due to not generating revenues.

Due to uncertainties surrounding the Company's ability to generate future taxable income to realize deferred income tax assets arising as a result of net operating losses carried forward, the Company has not recorded any deferred income tax asset as of September 30, 2015 and June 30, 2015, respectively. The Company has an operating loss of $74,482 since the reverse acquisition. The net operating losses carryforward will begin to expire in varying amounts from year 2033, subject to its eligibility as determined by respective tax regulating authorities.

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

The provision for income taxes differs from the amounts that would be provided by applying the statutory federal income tax rate of 34% to the net loss before provision for income taxes for the following reasons:

September 30, 2015
Income tax expense at statutory rate	$(25,324)
Valuation allowance	25,324
Income tax expense per books	$-

Net deferred tax assets consist of the following components as of:

September 30, 2015
NOL carryover	$25,324
Valuation allowance	(25,324)
Net deferred tax asset	$-

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

Mr. Espinoza had previously advanced funds to meet the Company's cash flow requirements. There is no written or expressed policy for continuation of future advances. The amounts advanced were considered payable upon demand and were non-interest bearing. As of September 30, 2015, the balance due to Mr. Espinoza is $0.

The Company does not own or lease property or lease office space. The office space used by the Company was arranged by the founder of the Company to use at no charge.

During the three months ended September 30, 2015, a company owned by the Company’s Sole Officer & Director loaned the Company incremental amounts totaling $10,477 to pay for professional fees. All amounts loaned to the Company are non-interest bearing and are due on demand. As of September 30, 2015, the balance due to a company owned by the Company’s Sole Officer & Director is $74,482.

The amounts and terms of the above transactions may not necessarily be indicative of the amounts and terms that would have been incurred had comparable transactions been entered into with independent third parties.

NOTE 7 – COMMITMENTS AND CONTINGENCIES

The Company has no commitments or contingencies as of September 30, 2015.

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

Giving effect to the cancellation of Mr. Espinoza’s 25,000,000 shares and the issuance of 25,000,000 shares to the PhystoSub Shareholder pursuant to the Exchange Agreement, the Company’s issued and outstanding common stock at September 30, 2015 remained 35,000,020.

Results of Operations

The following table presents our results of operations for the three months ended September 30, 2015 and 2014:

	For the three months ended September 30,	For the three months ended September 30,
	2015	2014
Revenue	$-	$-
Operating Expenses
General and administrative	6,277	-
Total operating expenses	6,277	-
Operating loss	(6,277)	-
Provision for income tax	-	-
Net loss	$(6,277)	$-

For the three months ended September 30, 2015, we incurred $6,277 in professional fees, resulting in an operating and net loss of $6,277. Since the Company's inception in December 2014, we have not had operations to date.

Based on the unpredictability of market and customer demand, we cannot accurately predict revenue trends on a quarter-to-quarter basis.

The following table provides selected balance sheet data about the Company for the three-month period ended September 30, 2015 and the year ended June 30, 2015.

Balance Sheet Data	September 30, 2015	June 30, 2015

Cash	$-	$-
Total Assets	$-	$-
Total Liabilities	$74,482	$68,205
Stockholders' Deficit	$(74,482)	$(68,205)

The September 30, 2015 liabilities of $74,482 includes a $10,477 loan during the three months ended September 30, 2015 from a company owned by the Company’s Sole Officer & Director to pay for professional fees, along with other operational expenses incurred by the Company since its inception. The stockholders’ deficit as of September 30, 2015 relates to the accumulated deficit from inception (December 5, 2014) to September 30, 2015.

Liquidity and Capital Resources

For the period ended September 30, 2015, we incurred a net loss of $6,277 for professional fees. During the three months ended September 30, 2015, a company owned by the Company’s Sole Officer & Director loaned the Company incremental amounts totaling $10,477 to pay for $6,277 of professional fees incurred during the three months ended September 30, 2015, and $4,200 of professional fees accrued as of June 30, 2015. All amounts loaned to the Company are non-interest bearing and are due on demand.

Currently we do not have sufficient capital to fund our business development for the next 12 months. We anticipate that we will need $50,000 to fund the next 12 months of our operations. If we are unable to meet our needs for cash from debt or equity financings, we may be unable to continue, develop, or expand our operations.

Working Capital	September 30, 2015	June 30, 2015	(Decrease)/Increase

Current Assets	$-	$-	$-
Current Liabilities	74,482	68,205	6,277
Working Capital	$(74,482)	$(68,205)	$(6,277)

Cash Flows

	For the three months ended September 30,	For the three months ended September 30,
	2015	2014

Cash flows from operating activities	$(10,477)	$-
Cash flows from investing activities	-	-
Cash flows from financing activities	10,477	-
Change in cash	$-	$-

As at September 30, 2015, our current assets were $0 and our liabilities and negative working capital was $74,482. Since the Company's inception in December 2014, we have not had operations to date.

We had no material commitments for capital expenditures as of September 30, 2015.

We have no known demands or commitments, and we are not aware of any events or uncertainties as of September 30, 2015 that will result in or that are reasonably likely to materially increase or decrease our current liquidity.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

(a)

None.

(b)

There have been no material changes to the procedures by which security holders may recommend nominees to the Company’s Board of Directors implemented in the quarter ended September 30, 2015.

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

SWEEGEN, INC.
(Registrant)

Dated: November 11, 2015	/s/ Steven Chen
Steven Chen
Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Director
(Principal Executive, Financial, and Accounting Officer)