Form 10-Q
period 2015-12-31
SweeGen, Inc.
filed 2016-02-08
CIK 1580883

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10–Q

(Mark One)

  X . QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2015

or

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

949-709-0583
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

As of February 8, 2016, there are 35,000,020 shares of the issuer's common stock, par value $0.001, outstanding.

EXPLANATORY NOTE

SweeGen, Inc., formerly Aceway Corp., is a voluntary filer of reports required of companies with public securities under Sections 13 or 15(d) of the Securities Exchange Act of 1934.

SWEEGEN, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2015

PART I – FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements.

SWEEGEN, INC.
(Formerly Aceway Corp.)
Consolidated Balance Sheets

	December 31, 2015	June 30, 2015
	(Unaudited)
ASSETS
TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT
LIABILITIES
Current Liabilities
Accounts payable and accrued expenses	$-	$4,200
Due to related parties	102,757	64,005
Total Current Liabilities	102,757	68,205

TOTAL LIABILITIES	102,757	68,205

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' DEFICIT
Common Stock, 75,000,000 shares authorized; par value $0.001, 35,000,020 issued and outstanding, respectively	35,000	35,000
Additional paid in capital	(35,000)	(35,000)
Accumulated deficit	(102,757)	(68,205)
Total Stockholders' Deficit	(102,757)	(68,205)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

SWEEGEN, INC.
(Formerly Aceway Corp.)
Consolidated Statements of Operation
(Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2015	2014	2015	2014

REVENUES	$-	$-	$-	$-

OPERATING EXPENSES:
General and administrative	28,275	-	34,552	-
Total operating expenses	28,275	-	34,552	-

Net loss from operations	(28,275)	-	(34,552)	-

Income taxes	-	-	-	-

NET LOSS	$(28,275)	$-	$(34,552)	$-

Loss per share (Basic and Diluted)	$-	$-	$-	$-

Weighted average number of shares outstanding	35,000,020	-	35,000,020	-

The accompanying notes are an integral part of these consolidated financial statements.

SWEEGEN, INC.
(Formerly Aceway Corp.)
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended December 31,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(34,552)	$-
Adjustments to reconcile net loss to
net cash used in operating activities:
Change in accounts payable and accrued expenses	(4,200)	-
Net cash used in operating activities	(38,752)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from related parties	38,752	-
Net cash provided by financing activities	38,752	-

Net change in cash	-	-
Cash, beginning of the period	-	-
Cash, end of the period	$-	$-

Supplemental Disclosures:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

SWEEGEN, INC.

Notes to the Consolidated Financial Statements

December 31, 2015

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

SweeGen, Inc., formerly Aceway Corp. (the "Company"), is a Nevada corporation incorporated on April 1, 2013. On December 23, 2014, the Company entered into a share exchange agreement (the “Exchange Agreement”) with Phytosub, Inc. (“Phytosub”), and the shareholder of Phytosub (the “Phytosub Shareholder”), pursuant to which the Phytosub Shareholder transferred all of the issued and outstanding capital stock of Phytosub to the Company in exchange for 25,000,000 shares of common stock of the Company. As a result, Phytosub, a Nevada corporation formed on December 5, 2014, became a wholly owned subsidiary of the Company and the Phytosub Shareholder acquired a controlling interest in the Company (the “Share Exchange”). The Phytosub Shareholder, Steven Chen, is now our President, Chief Executive and Chief Financial Officer, Treasurer and sole Director (the “Sole Officer & Director). For accounting purposes, the Share Exchange was treated as an acquisition of Aceway Corp. and a recapitalization of PhytoSub. PhytoSub is the accounting acquirer and the results of its operations carryover. Accordingly, the operations of Aceway Corp. are not carried over and have been adjusted to $0.

On December 23, 2014, the Company entered into a purchase agreement (the “Purchase Agreement”) with Armando Espinoza, a former officer and director of the Company, pursuant to which the Company sold and transferred all assets of the Company existing prior to the consummation of the Share Exchange to Mr. Espinoza. In consideration for the transfer of such assets, Mr. Espinoza (i) surrendered for cancellation 25,000,000 shares of the Company’s common stock owned by him; and (ii) assumed any and all liabilities of the Company existing prior to the consummation of the Share Exchange and agreed to assume any and all liabilities of the Company later asserted against the Company that related to the Company’s operations prior to the consummation of the Share Exchange. Due to the cancellation of Mr. Espinoza’s 25,000,000 shares and the issuance of 25,000,000 shares to Phytosub pursuant to the Exchange Agreement, the Company’s issued and outstanding shares of common stock remained 35,000,020 after giving effect to the transactions described above.

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, the financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

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

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of SweeGen, Inc. and its wholly owned subsidiary, Phytosub. All significant inter-company balances and transactions have been eliminated.

Basis of Accounting

The accompanying unaudited interim consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and the rules and regulations of the United States Securities and Exchange Commission (the “SEC”) for interim financial information. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, stockholders’ equity or cash flows. It is management's opinion, however, that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statement presentation.

The results of the consolidated operations for the six months ended December 31, 2015 are not necessarily indicative of the results that may be expected for the full year ending June 30, 2016. The accompanying unaudited statements should be read in conjunction with the more detailed consolidated financial statements, and the related footnotes thereto, included in the Company’s Annual Report on Form 10-K filed with the SEC on September 28, 2015.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks, money market funds, and certificates of term deposits with maturities of less than three months from inception, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value. The Company had no cash or cash equivalents as of December 31, 2015 and June 30, 2015, respectively.

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

The following table sets forth the computation of basic earnings per share:

	Six Months Ended December 31, 2015	Six Months Ended December 31, 2014
Net loss	$(34,552)	$-

Weighted average common shares issued and Outstanding, Basic and Diluted	35,000,020	-

Net loss per share, Basic and Diluted	$-	$-

The Company has no potentially dilutive securities, such as options or warrants, currently issued and outstanding.

Deferred Income Taxes and Valuation Allowance

The Company accounts for income taxes under ASC 740 "Income Taxes" (“ASC 740”). Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations. No deferred tax assets or liabilities were recognized as of December 31, 2015 and June 30, 2015, respectively.

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

Related Parties

The Company follows ASC 850, “Related Party Disclosures”, for the identification of related parties and disclosure of related party transactions. During the three and six months ended December 31, 2015, a company owned by the Company’s Sole Officer & Director, loaned the Company $28,275 and $38,752, respectively, to pay for professional fees. As of December 31, 2015 and June 30, 2015, the Company owed $102,757 and $64,005, respectively, to a company owned by the Company’s Sole Officer & Director.

Commitments and Contingencies

The Company follows ASC 450-20, “Loss Contingencies”, to report accounting for contingencies. Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated. There were no commitments or contingencies as of December 31, 2015 and June 30, 2015, respectively.

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

Common Shares

No shares were issued during the six months ended December 31, 2015. The Company had 35,000,020 common shares issued and outstanding as of December 31, 2015 and June 30, 2015, respectively.

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

Due to the change in ownership provisions of the income tax laws of the United States of America, net operating loss carry forwards for federal income tax reporting purposes are subject to annual limitations. When a change in ownership occurs, net operating loss carry forwards may be limited as to use in future years.

The provision for income taxes differs from the amounts that would be provided by applying the statutory federal income tax rate of 34% to the net loss before provision for income taxes due primarily to changes in the valuation allowance to fully reserve net deferred tax assets. Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carry-forwards are expected to be available to reduce taxable income. As the achievement of required future taxable income is uncertain, the Company recorded a valuation allowance. The Company has not recorded a provision for income taxes for the three or six-month periods ended December 31, 2015 since the Company has had net operating losses since inception (December 5, 2014).

	Three Months Ended December 31, 2015	Six Months Ended December 31, 2015
Net operating loss before non-deductible items	28,275	34,552
Tax rate	34%	34%
Deferred tax assets	$9,614	$11,748
Less: Valuation allowance	(9,614)	(11,748)
Income tax expense per books	$-	$-

The Company did not have any activity for three and six months ended December 31, 2014.

Due to uncertainties surrounding the Company's ability to generate future taxable income to realize deferred income tax assets arising as a result of net operating losses carried forward, the Company has not recorded any deferred income tax asset as of December 31, 2015 and June 30, 2015, respectively. The Company has an operating loss of $102,757 since the reverse acquisition. The net operating loss carryforwards will begin to expire in varying amounts from year 2033, subject to its eligibility as determined by respective tax regulating authorities.

Net deferred tax assets consist of the following components:

Inception (December 5, 2014) to December 31, 2015
Net operating loss before non-deductible items	102,757
Tax rate	34%
Total deferred tax assets	$34,937
Less: Valuation allowance	(34,937)
Net deferred tax asset	$-

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

Mr. Espinoza had previously advanced funds to meet the Company's cash flow requirements. There is no written or expressed policy for continuation of future advances. The amounts advanced were considered payable upon demand and were non-interest bearing. As of December 31, 2015 and June 30, 2015, the balance due to Mr. Espinoza was $0.

The Company does not own or lease property or lease office space. The office space used by the Company was arranged by the founder of the Company to use at no charge.

During the three and six months ended December 31, 2015, a company owned by the Company’s Sole Officer & Director loaned the Company incremental amounts totaling $28,275 and $38,752 respectively, to pay for professional fees. All amounts loaned to the Company are non-interest bearing and are due on demand. As of December 31, 2015 and June 30, 2015, the balance due to a company owned by the Company’s Sole Officer & Director is $102,757 and $64,005, respectively.

The amounts and terms of the above transactions may not necessarily be indicative of the amounts and terms that would have been incurred had comparable transactions been entered into with independent third parties.

NOTE 7 – COMMITMENTS AND CONTINGENCIES

The Company has no commitments or contingencies as of December 31, 2015.

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

Giving effect to the cancellation of Mr. Espinoza’s 25,000,000 shares and the issuance of 25,000,000 shares to the PhytoSub Shareholder pursuant to the Exchange Agreement, the Company’s issued and outstanding common stock remained 35,000,020 after the closing of the Exchange Agreement. As of December 31, 2015, the issued and outstanding common stock is 35,000,020.

Results of Operations

Three Months Ended December 31, 2015 Compared to the Three Months Ended December 31, 2014 (unaudited)

The following table presents our results of operations for the three months ended December 31, 2015 and 2014:

	For the three months ended December 31,	For the three months ended December 31,
	2015	2014
Revenue	$-	$-
Operating Expenses
General and administrative	28,275	-
Total operating expenses	28,275	-
Operating loss	28,275	-
Provision for income tax	-	-
Net loss	$(28,275)	$-

For the three months ended December 31, 2015, we incurred $28,275 in professional fees and other general and administrative expenses, resulting in an operating and net loss of $28,275. We have not had any operations since the Company's inception in December 2014.

Six Months Ended December 31, 2015 Compared to the Six Months Ended December 31, 2014 (unaudited)

The following table presents our results of operations for the six months ended December 31, 2015 and 2014:

	For the six months ended December 31,	For the six months ended December 31,
	2015	2014
Revenue	$-	$-
Operating Expenses
General and administrative	34,552	-
Total operating expenses	34,552	-
Operating loss	(34,552)	-
Provision for income tax	-	-
Net loss	$(34,552)	$-

For the six months ended December 31, 2015, we incurred $34,552 in professional fees and other general and administrative expenses, resulting in an operating and net loss of $34,552. We have not had any operations since the Company's inception in December 2014.

Based on the unpredictability of market and customer demand, we cannot accurately predict revenue trends on a quarter-to-quarter basis.

Balance Sheet Data

The following table provides selected balance sheet data about the Company for the six-month period ended December 31, 2015 and the year ended June 30, 2015.

	December 31, 2015	June 30, 2015
Total Assets	$-	$-
Total Liabilities	$102,757	$68,205
Stockholders' Deficit	$(102,757)	$(68,205)

The December 31, 2015 liabilities of $102,757 includes a $38,752 loan during the six months ended December 31, 2015 from a company owned by the Company’s Sole Officer & Director to pay for professional fees, along with other operational expenses incurred by the Company since its inception. The stockholders’ deficit as of December 31, 2015 relates to the accumulated deficit from inception (December 5, 2014) to December 31, 2015.

Liquidity and Capital Resources

For the six months ended December 31, 2015, we incurred a net loss of $34,552, primarily for professional fees. During the six months ended December 31, 2015, a company owned by the Company’s Sole Officer & Director loaned the Company incremental amounts totaling $38,752 to pay for $34,552 of professional fees and other general and administrative expenses incurred during the six months ended December 31, 2015, and $4,200 of professional fees accrued as of June 30, 2015. All amounts loaned to the Company are non-interest bearing and are due on demand.

Currently we do not have sufficient capital to fund our business development for the next 12 months. We anticipate that we will need $50,000 to fund the next 12 months of our operations. If we are unable to meet our needs for cash from debt or equity financings, we may be unable to continue, develop, or expand our operations.

Working Capital	December 31, 2015	June 30, 2015	(Decrease)/Increase
Current Assets	$-	$-	$-
Current Liabilities	102,757	68,205	34,552
Working Capital	$(102,757)	$(68,205)	$(34,552)

Cash Flows	For the six months ended December 31,	For the six months ended December 31,
	2015	2014
Net cash used in operating activities	$(38,752)	$-
Cash flows from investing activities	-	-
Net cash provided by financing activities	38,752	-
Change in cash	$-	$-

As of December 31, 2015, our current assets were $0 and our liabilities and negative working capital was $102,757. Since the Company's inception in December 2014, we have not had any operations to date.

We had no material commitments for capital expenditures as of December 31, 2015.

We have no known demands or commitments, and we are not aware of any events or uncertainties as of December 31, 2015 that will result in or that are reasonably likely to materially increase or decrease our current liquidity.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the six months ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

(a)

None.

(b)

There have been no material changes to the procedures by which security holders may recommend nominees to the Company’s Board of Directors implemented in the quarter ended December 31, 2015.

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

SWEEGEN, INC.
(Registrant)

Dated: February 8, 2016	/s/ Steven Chen
Steven Chen
Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Director
(Principal Executive, Financial, and Accounting Officer)