Form 10-Q
period 2016-03-31
SweeGen, Inc.
filed 2016-05-23
CIK 1580883

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10–Q

(Mark One)

  X .  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

or

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

As of May 19, 2016, there are 25,336,234 shares of the issuer's common stock, par value $0.001, outstanding.

EXPLANATORY NOTE

SweeGen, Inc., formerly Aceway Corp., is a voluntary filer of reports required of companies with public securities under Sections 13 or 15(d) of the Securities Exchange Act of 1934.

SWEEGEN, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2016

PART I – FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements.

SWEEGEN, INC.
(Formerly Aceway Corp.)
Consolidated Balance Sheets

	March 31, 2016	June 30, 2015
	(Unaudited)
ASSETS
TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT
LIABILITIES
Current Liabilities
Accounts payable and accrued expenses	$1,000,000	$4,200
Due to related parties	169,653	64,005
Total Current Liabilities	1,169,653	68,205

TOTAL LIABILITIES	1,169,653	68,205

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' DEFICIT
Common Stock, 75,000,000 shares authorized; par value $0.001, 25,336,234 issued and outstanding, respectively	25,336	25,336
Additional paid in capital	(25,336)	(25,336)
Accumulated deficit	(1,169,653)	(68,205)
Total Stockholders' Deficit	(1,169,653)	(68,205)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

SWEEGEN, INC.
(Formerly Aceway Corp.)
Consolidated Statements of Operation
(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2016	2015	2016	2015
REVENUES	$-	$-	$-	$-

OPERATING EXPENSES:
Research and development	1,000,000	-	1,000,000
General and administrative	66,896	23,493	101,448	23,493
Total operating expenses	1,066,896	23,493	1,101,448	23,493

Net loss from operations	(1,066,896)	(23,493)	(1,101,448)	(23,493)

Income taxes	-	-	-	-

NET LOSS	$(1,066,896)	$(23,493)	$(1,101,448)	$(23,493)
Net loss per share (Basic and Diluted)	$(0.04)	$-	$(0.04)	$-
Weighted average number of shares outstanding	25,336,234	25,336,234	25,336,234	25,336,234

-

SWEEGEN, INC.
(Formerly Aceway Corp.)
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended March 31,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,101,448)	$(23,493)
Adjustments to reconcile net loss to net cash used in operating activities:

Change in accounts payable and accrued expenses	995,800	4,788
Net cash used in operating activities	(105,648)	(18,705)

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from related parties	105,648	-
Net cash provided by financing activities	105,648	-

Net change in cash	-	(18,705)
Cash, beginning of the period	-	18,705
Cash, end of the period	$-	$-

Supplemental Disclosures:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

SWEEGEN, INC.

Notes to the Consolidated Financial Statements

March 31, 2016

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

SweeGen, Inc., formerly Aceway Corp. (the "Company"), is a Nevada corporation incorporated on April 1, 2013. On December 23, 2014, the Company entered into a share exchange agreement (the “Exchange Agreement”) with Phytosub, Inc. (“Phytosub”), and the shareholder of Phytosub (the “Phytosub Shareholder”), pursuant to which the Phytosub Shareholder transferred all of the issued and outstanding capital stock of Phytosub to the Company in exchange for 25,000,000 shares of common stock of the Company. As a result, Phytosub, a Nevada corporation formed on December 5, 2014, became a wholly owned subsidiary of the Company and the Phytosub Shareholder acquired a controlling interest in the Company (the “Share Exchange”). The Phytosub Shareholder, Steven Chen, is now our President, Chief Executive Officer, Chief Financial Officer, Treasurer and sole Director (the “Sole Officer & Director). For accounting purposes, the Share Exchange was treated as an acquisition of Aceway Corp. and a recapitalization of PhytoSub. PhytoSub is the accounting acquirer and the results of its operations carryover. Accordingly, the operations of Aceway Corp. are not carried over and have been adjusted to $0.

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

On December 23, 2014, twenty-nine (29) Aceway Corp. shareholders delivered certificates and signed stock powers agreeing to cancel 9,663,786 shares of their common stock at any time that the company wanted to cancel such shares.  In February 2016, the Company cancelled the 9,663,786 shares. The Company’s issued and outstanding shares of common stock became 25,336,234 after giving effect to the cancellation.

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

The results of the consolidated operations for the nine months ended March 31, 2016 are not necessarily indicative of the results that may be expected for the full year ending June 30, 2016. The accompanying unaudited statements should be read in conjunction with the more detailed consolidated financial statements, and the related footnotes thereto, included in the Company’s Annual Report on Form 10-K filed with the SEC on September 28, 2015.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks, money market funds, and certificates of term deposits with maturities of less than three months from inception, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value. The Company had no cash or cash equivalents as of March 31, 2016 and June 30, 2015, respectively.

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

The following table sets forth the computation of basic earnings per share:

	Nine Months Ended March 31, 2016	Nine Months Ended March 31, 2015
Net loss	$(1,101,448)	$(23,493)

Weighted average common shares issued and Outstanding, Basic and Diluted	25,336,234	25,336,234

Net loss per share, Basic and Diluted	$(0.04)	$-

The Company has no potentially dilutive securities, such as options or warrants, currently issued and outstanding.

Deferred Income Taxes and Valuation Allowance

The Company accounts for income taxes under ASC 740 "Income Taxes" (“ASC 740”). Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations. No deferred tax assets or liabilities were recognized as of March 31, 2016 and June 30, 2015, respectively.

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

Related Parties

The Company follows ASC 850, “Related Party Disclosures”, for the identification of related parties and disclosure of related party transactions. During the three and nine months ended March 31, 2016, a company owned by the Company’s Sole Officer & Director, loaned the Company $66,896 and $105,648, respectively, to pay for professional fees and other general and administrative expenses. As of March 31, 2016 and June 30, 2015, the Company owed $169,653 and $64,005, respectively, to a company owned by the Company’s Sole Officer & Director for loans provided to pay for professional fees and other general and administrative expenses. Also as of March 31, 2016, the Company owed $1,000,000 to a company owned by the Company’s Sole Officer & Director for product research and development services provided from January 1, 2016 through March 31, 2016.

Commitments and Contingencies

The Company follows ASC 450-20, “Loss Contingencies”, to report accounting for contingencies. Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated. There were no commitments or contingencies as of March 31, 2016 and June 30, 2015, respectively.

Recent Accounting Pronouncements

Management has considered all recent accounting pronouncements issued since the last audit of the Company’s consolidated financial statements. The Company's management believes that any recent pronouncements do not or will not have a material effect on the Company's consolidated financial statements.

Reclassification

The Company has made certain reclassifications to conform prior periods’ data to the current presentation.  These reclassifications had no effect on reported assets, liabilities or results of operations.  Due to the February 2016 cancellation of 9,663,786 shares, we reduced common stock and negative additional paid in capital by 9,664 on the accompanying June 30, 2015 consolidated financial statements.

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

Common Shares

No shares were issued during the nine months ended March 31, 2016. On December 23, 2014, twenty-nine (29) Aceway Corp. shareholders signed stock powers agreeing to cancel 9,663,786 shares of their common stock at any time that the company wanted to cancel such shares.  In February 2016, the Company cancelled the 9,663,786 shares.  The Company effectively had 25,336,234 common shares issued and outstanding as of March 31, 2016 and June 30, 2015, respectively.

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

The provision for income taxes differs from the amounts that would be provided by applying the statutory federal income tax rate of 34% to the net loss before provision for income taxes due primarily to changes in the valuation allowance to fully reserve net deferred tax assets. Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carry-forwards are expected to be available to reduce taxable income. As the achievement of required future taxable income is uncertain, the Company recorded a valuation allowance. The Company has not recorded a provision for income taxes for the three or nine-month periods ended March 31, 2016 since the Company has had net operating losses since inception (December 5, 2014).

	Three Months Ended March 31, 2016	Nine Months Ended March 31, 2016
Net operating loss before non-deductible items	1,066,896	1,101,448
Tax rate	34%	34%
Deferred tax assets	$362,745	$374,492
Less: Valuation allowance	(362,745)	(374,492)
Income tax expense per books	$-	$-

Due to uncertainties surrounding the Company's ability to generate future taxable income to realize deferred income tax assets arising as a result of net operating losses carried forward, the Company has not recorded any deferred income tax asset as of March 31, 2016 and June 30, 2015, respectively. The Company has an operating loss of $1,169,653 since the reverse acquisition. The net operating loss carryforwards will begin to expire in varying amounts from year 2033, subject to its eligibility as determined by respective tax regulating authorities.

Net deferred tax assets consist of the following components:

Inception (December 5, 2014) to March 31, 2016
Net operating loss before non-deductible items	1,169,653
Tax rate	34%
Total deferred tax assets	$397,682
Less: Valuation allowance	(397,682)
Net deferred tax asset	$-

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

Mr. Espinoza had previously advanced funds to meet the Company's cash flow requirements. There is no written or expressed policy for continuation of future advances. The amounts advanced were considered payable upon demand and were non-interest bearing. As of March 31, 2016 and June 30, 2015, the balance due to Mr. Espinoza was $0.

The Company does not own or lease property or lease office space. The office space used by the Company was arranged by the founder of the Company to use at no charge.

During the three and nine months ended March 31, 2016, a company owned by the Company’s Sole Officer & Director loaned the Company incremental amounts totaling $66,896 and $105,648 respectively, to pay for professional fees and other general and administrative expenses. All amounts loaned to the Company are non-interest bearing and are due on demand. As of March 31, 2016 and June 30, 2015, the balance due to a company owned by the Company’s Sole Officer & Director is $169,653 and $64,005, respectively.

During the three months ended March 31, 2016, a company owned by the Company’s Sole Officer & Director (the “R&D Company”) provided product research and development services to the Company valued at $1,000,000. As of March 31, 2016, the balance due to the R&D Company is $1,000,000. The R&D Company provides research and development and process development services to various companies utilizing proprietary technology. The R&D Company is developing a proprietary product for the Company.

The amounts and terms of the above transactions may not necessarily be indicative of the amounts and terms that would have been incurred had comparable transactions been entered into with independent third parties.

NOTE 7 – COMMITMENTS AND CONTINGENCIES

The Company has no commitments or contingencies as of March 31, 2016.

NOTE 8 -SUBSEQUENT EVENTS

On April 17, 2016, the Company issued warrants to purchase shares of its common stock, $0.001 par value per share, to Ingredion Incorporated (the “Investor”) in connection with the parties’ discussions of potential business initiatives and developments. Each of the two warrants issued provides the Investor with the right to acquire 0.33% of the Company’s total outstanding common stock on the exercise date, for a total of 0.66% of the total outstanding common stock on the exercise date, for $0.001 per share. As a commitment to the parties’ ongoing discussions, the Investor paid to the Company on April 17, 2016 the aggregate exercise price of $2 million. Pursuant to the terms of the warrants, the Investor may exercise the warrants in whole or in part at any time prior to the expiration date of December 31, 2016, which is subject to extension until March 31, 2017 upon mutual agreement of the parties. The parties have agreed that if they have not finalized any business relationship agreements by the expiration date, and the warrants have not been exercised, the Company will refund $1 million of the consideration paid by the Investor upon the Investor’s request and cancellation of one of the warrants.

On April 21, 2016, the Company paid $170,641 to a company owned by the Company’s Sole Officer & Director to repay the $169,653 that was owed as of March 31, 2016 and $988 that was incrementally loaned to the Company between April 1 and April 21, 2016.

On April 27, 2016, the Company paid $500,000 to a company owned by the Company’s Sole Officer & Director for product research and development services provided from January 1, 2016 through March 31, 2016.

On May 5, 2016, the Company paid $500,000 to a company owned by the Company’s Sole Officer & Director for product research and development services provided from January 1, 2016 through March 31, 2016.

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

Giving effect to the cancellation of Mr. Espinoza’s 25,000,000 shares and the issuance of 25,000,000 shares to the PhytoSub Shareholder pursuant to the Exchange Agreement, the Company’s issued and outstanding common stock remained 35,000,020 after the closing of the Exchange Agreement. On December 23, 2014, twenty-nine (29) Aceway Corp. shareholders delivered certificates and signed stock powers agreeing to cancel 9,663,786 shares of their common stock at any time that the company wanted to cancel such shares. In February 2016, the Company cancelled the 9,663,786 shares. As of March 31, 2016, the issued and outstanding common stock is 25,336,234.

Results of Operations

Three Months Ended March 31, 2016 Compared to the Three Months Ended March 31, 2015 (unaudited)

The following table presents our results of operations for the three months ended March 31, 2016 and 2015:

	For the three months ended March 31,	For the three months ended March 31,
	2016	2015
Revenue	$-	$-
Operating Expenses
Research and development	1,000,000	-
General and administrative	66,896	23,493
Total operating expenses	1,066,896	23,493
Operating loss	(1,066,896)	(23,493)
Provision for income tax	-	-
Net loss	$(1,066,896)	$(23,493)

For the three months ended March 31, 2016, we incurred $1,000,000 in research and development fees and $66,896 in professional fees and other general and administrative expenses, resulting in an operating and net loss of $1,066,896. The $1,000,000 of research and development services was provided by R&D Company, which provides research and development and process development services to various companies utilizing proprietary technology. The R&D Company is developing a proprietary product for the Company. The Company was created in December 2014 and had limited activity in the quarter ended March 31, 2015, resulting in an operating and net loss of only $23,493 for the three months ended March 31, 2015.

Nine Months Ended March 31, 2016 Compared to the Nine Months Ended March 31, 2015 (unaudited)

The following table presents our results of operations for the nine months ended March 31, 2016 and 2015:

	For the nine months ended March 31,	For the nine months ended March 31,
	2016	2015
Revenue	$-	$-
Operating Expenses
Research and development	1,000,000	-
General and administrative	101,448	23,493
Total operating expenses	1,101,448	23,493
Operating loss	(1,101,448)	(23,493)
Provision for income tax	-	-
Net loss	$(1,101,448)	$(23,493)

For the nine months ended March 31, 2016, we incurred $1,000,000 in research and development fees and $101,448 in professional fees and other general and administrative expenses, resulting in an operating and net loss of $1,101,448. The $1,000,000 of research and development services was provided by R&D Company, which provides research and development and process development services to various companies utilizing proprietary technology. The R&D Company is developing a proprietary product for the Company. The Company was created in December 2014 and had limited activity in the nine months ended March 31, 2015, resulting in an operating and net loss of only $23,493 for the nine months ended March 31, 2015.

Based on the unpredictability of market and customer demand, we cannot accurately predict revenue trends on a quarter-to-quarter basis.

Balance Sheet Data

The following table provides selected balance sheet data about the Company for the nine-month period ended March 31, 2016 and the year ended June 30, 2015.

	March 31, 2016 (Unaudited)	June 30, 2015
Total Assets	$-	$-
Total Liabilities	$1,169,653	$68,205
Stockholders' Deficit	$(1,169,653)	$(68,205)

The March 31, 2016 liabilities of $1,169,653 includes $1,000,000 owed to a company owned by the Company’s Sole Officer & Director for product research and development services performed from January 1, 2016 through March 31, 2016, a $101,448 loan during the nine months ended March 31, 2016 from a company owned by the Company’s Sole Officer & Director to pay for professional fees, along with other operational expenses incurred by the Company since its inception. The stockholders’ deficit as of March 31, 2016 relates to the accumulated deficit from inception (December 5, 2014) to March 31, 2016.

Liquidity and Capital Resources

For the nine months ended March 31, 2016, we incurred a net loss of $1,101,448, $1,000,000 of which was for product research and development and the remainder was primarily for professional fees. During the nine months ended March 31, 2016, a company owned by the Company’s Sole Officer & Director loaned the Company incremental amounts totaling $101,448 to pay for $101,448 of professional fees and other general and administrative expenses incurred during the nine months ended March 31, 2016, and $4,200 of professional fees accrued as of June 30, 2015. All amounts loaned to the Company are non-interest bearing and are due on demand.

Currently we do not have sufficient capital to fund our business development for the next 12 months. We anticipate that we will need $2,000,000 to fund the next 12 months of our operations. If we are unable to meet our needs for cash from debt or equity financings, we may be unable to continue, develop, or expand our operations.

On April 17, 2016, the Company received $2,000,000 from an investor for the issuance of warrants to purchase shares of its common stock, $0.001 par value per share in connection with the parties’ discussions of potential business initiatives and developments. The Company issued two warrants that each provide the Investor the right to acquire 0.33% of the Company’s total outstanding common stock on the exercise date, for a total of 0.66% of the total outstanding common stock on the exercise date. The exercise piece of the warrants is $.001 per share. Pursuant to the terms of the warrants, the Investor may exercise the warrants in whole or in part at any time prior to the expiration date of December 31, 2016, which is subject to extension until March 31, 2017 upon mutual agreement of the parties. The parties have agreed that if they have not finalized any business relationship agreements by the expiration date, and the warrants have not been exercised, the Company will refund $1 million of the consideration paid by the Investor upon the Investor’s request and cancellation of one of the warrants.

Working Capital

	March 31, 2016	June 30, 2015	(Decrease) /Increase
Current Assets	$-	$-	$-
Current Liabilities	1,169,653	68,205	1,101,448
Working Capital	$(1,169,653)	$(68,205)	$(1,101,448)

Cash Flows

	For the nine months ended March 31,	For the nine months ended March 31,
	2016	2015
Net cash used in operating activities	$(105,648)	$(18,705)
Cash flows from investing activities	-	-
Net cash provided by financing activities	105,648	-
Change in cash	$-	$(18,705)

As of March 31, 2016, our current assets were $0 and our liabilities and negative working capital was $1,169,653. Since the Company's inception in December 2014, we have not had any operations to date.

We had no material commitments for capital expenditures as of March 31, 2016.

We have no known demands or commitments, and, other than the $2,000,000 received from the Investor noted above on April 17, 2016, the $500,000 paid for product research and development on April 27 and the $500,000 paid for product research and development on May 5, 2016, we are not aware of any events or uncertainties as of March 31, 2016 that will result in or that are reasonably likely to materially increase or decrease our current liquidity.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the nine months ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

(a)

None.

(b)

There have been no material changes to the procedures by which security holders may recommend nominees to the Company’s Board of Directors implemented in the quarter ended March 31, 2016.

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

SWEEGEN, INC.
(Registrant)

Dated: May 19, 2016	/s/ Steven Chen
Steven Chen
Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Director
(Principal Executive, Financial, and Accounting Officer)