Form 10-K
period 2016-06-30
SweeGen, Inc.
filed 2016-10-13
CIK 1580883

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

  X . ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2016

OR

      . TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 333-190547

SweeGen, Inc.

 (Exact name of registrant as specified in its charter)

Nevada	80-0910515
(State of incorporation)	(I.R.S. Employer Identification No.)
30321 Esperanza Avenue, Rancho Santa Margarita, CA 92688	949-709-0583
(Address of principal executive offices)	(Registrant's Telephone Number, Including Area Code)
Securities registered under Section 12(g) of the Act: None

Indicate by check mark if registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.      .Yes   X .No

Indicate by check mark if registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.      .Yes   X .No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  X .Yes       .No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  X .Yes       .No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  X .

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).      .Yes x   X .No

The aggregate market value of Common Stock held by non-affiliates of the Registrant on December 31, 2015, was $0 based on a $0 average bid and ask price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter. (There was no bid or ask price of our common shares during this year).

As of October 12, 2016, there were 25,336,234 shares of the issuer's $0.001 par value common stock outstanding.

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

On December 23, 2014, the Company entered into a purchase agreement (the “Purchase Agreement”) with Armando Espinoza, a former officer and director of the Company, pursuant to which the Company sold and transferred all assets of the Company existing prior to the consummation of the Share Exchange to Mr. Espinoza. The transaction also closed on December 23, 2014. In consideration for the transfer of such assets, Mr. Espinoza (i) surrendered for cancellation 25,000,000 shares of the Company’s common stock owned by him; and (ii) assumed any and all liabilities of the Company existing prior to the consummation of the Share Exchange and agreed to assume any and all liabilities of the Company later asserted against the Company that related to the Company’s operations prior to the consummation of the Share Exchange. Due to the cancellation of Mr. Espinoza’s 25,000,000 shares and the issuance of 25,000,000 shares to Phytosub pursuant to the Exchange Agreement, the Company’s issued and outstanding shares of common stock was 35,000,020 after giving effect to the transactions described above.

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

The Company intends to leverage the experience of our new corporate and scientific management team, which has extensive experience in managing and developing large and small private and public companies; pathway engineering; microbial platform development; and developing and manufacturing food ingredients, biological products, dietary supplements and botanical extracts. The Company intends to create value for its shareholders by seeking, developing and acquiring, completely or a substantial interest in, companies or assets that would benefit from or that can be developed using the knowledge and expertise of the Company’s management team. The Company will utilize various vehicles, as each situation dictates, to reach its goals, including but not limited to merger, acquisition, financial investment or a combination of these methods. The Company conducted and finished certain product research and development from January 2016 completed in June 2016 through a Company owned by the Majority Shareholder.

Employees

We have no paid employees. Steven Chen (herein referred to as the “Majority Shareholder”), our majority shareholder and a director, provides services at no charge as our president, chief executive officer and chief financial officer. We hire consultants to aid us with legal, accounting and reporting matters.

ITEM 1A. RISK FACTORS

As a "smaller reporting company," we are not required to provide the information required by this Item.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. PROPERTIES.

We do not own interests in any real property. The Majority Shareholder has provided us with 200 square feet of furnished office space, which is our principal executive office. This location currently serves as our primary office for planning and implementing our business plan. This space is currently sufficient for our purposes, and we expect it to be sufficient for the foreseeable future. It is provided to us free of charge from the Majority Shareholder.

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

As of October 12, 2016 there were 31 stockholders of record and an aggregate of 25,336,234 shares of our common stock were issued and outstanding. Of the 25,336,234 shares of common stock outstanding, 25,000,000 were held by the Majority Shareholder and may only be resold in compliance with Rule 144 of the Securities Act of 1934 and, since we were once considered a shell company, any restricted stock will not be eligible for resale under Rule 144 until the conditions of Rule 144(i) are met. The Company currently has two warrants outstanding that each provide the holder with the right to acquire 0.33% of the Company’s total outstanding common stock on the exercise date, or a total of 0.66% of the total outstanding common stock on the exercise date, for $0.001 per share. If the warrants are exercised, the Company would issue the holder 167,220 shares of common stock.

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

Securities Authorized for Issuance under Equity Compensation Plans.

None

Recent Sales of Unregistered Securities

There were no sales of unregistered securities during the period from inception (December 5, 2014) to June 30, 2016 other than those transactions previously reported to the SEC on the Company’s quarterly reports on Form 10-Q and current reports on Form 8-K.

Re-Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

ITEM 6. SELECTED FINANCIAL DATA

As a "smaller reporting company," we are not required to provide the information required by this Item.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

You should read the following discussion of our financial condition and results of operations in conjunction with the consolidated financial statements and the related notes included elsewhere in this Form 10-K. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Form 10-K, particularly in “Forward-Looking Information”.

Historical Overview

SweeGen, Inc., formerly Aceway Corp., is a Nevada corporation incorporated on April 1, 2013. Aceway Corp.’s name changed to SweeGen, Inc. effective January 9, 2015 in connection with the adoption of an amendment to the Articles of Incorporation.

The Company intends to leverage the experience of our new corporate and scientific management team, which has extensive experience in managing and developing large and small private and public companies; pathway engineering; microbial platform development; and developing and manufacturing food ingredients, biological products, dietary supplements and botanical extracts. The Company intends to create value for its shareholders by seeking, developing and acquiring, completely or a substantial interest in, companies or assets that would benefit from or that can be developed using the knowledge and expertise of the Company’s management team. The Company will utilize various vehicles, as each situation dictates, to reach its goals, including but not limited to merger, acquisition, financial investment or a combination of these methods. The Company conducted and finished certain product research and development from January 2016 completed in June 2016 through a Company owned by the Majority Shareholder.

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

On December 23, 2014, the Company also entered into a purchase agreement (the “Purchase Agreement”) with Armando Espinoza, a former officer and director of the Company, pursuant to which the Company sold and transferred all assets of the Company existing prior to the consummation of the Share Exchange to Mr. Espinoza. In consideration for the transfer of such assets, Mr. Espinoza (i) surrendered for cancellation all 25,000,000 shares of common stock of the Company owned by him; and (ii) assumed any and all liabilities of the Company existing prior to the consummation of the Share Exchange and agreed to assume any and all liabilities of the Company later asserted against the Company that related to the Company’s operations prior to the consummation of the Share Exchange. Due to the cancellation of Mr. Espinoza’s 25,000,000 shares and the issuance of 25,000,000 shares to Phytosub pursuant to the Exchange Agreement, the Company’s issued and outstanding shares of common stock was 35,000,020 after giving effect to the transactions described above.

On December 23, 2014, twenty-nine (29) Aceway Corp. shareholders delivered certificates and signed stock powers agreeing to cancel 9,663,786 shares of their common stock at any time that the company wanted to cancel such shares. In February 2016, the Company cancelled the 9,663,786 shares. The Company’s issued and outstanding shares of common stock at June 30, 2016 is 25,336,234.

On April 17, 2016, the Company issued warrants to purchase shares of its common stock, $0.001 par value per share, to Ingredion Incorporated (the “Investor”) in connection with the parties’ discussions of potential business initiatives and developments. Each of the two warrants issued provides the Investor with the right to acquire 0.33% of the Company’s total outstanding common stock on the exercise date, or a total of 0.66% of the total outstanding common stock on the exercise date, for $0.001 per share. As a commitment to the parties’ ongoing discussions, the Investor has paid to the Company a deposit of $2 million and retains the rights to acquire up to 0.66% of the company’s total outstanding common stock upon exercise of the warrants. If the warrants are exercised, the Company would issue the holder 167,220 shares of common stock.

Results of Operations

For the period from inception (December 5, 2014) to June 30, 2015 and for the year ended June 30, 2016

The following table presents our results of operations for the period from inception (December 5, 2014) to June 30, 2015 and for the year ended June 30, 2016.

	Year ended June 30, 2016	For the period from inception (December 5, 2014) to June 30, 2015
Revenues	$-	$-
Operating Expenses:
Research and development	1,500,000	-
General and administrative	244,451	68,205
Total operating expenses	1,744,451	68,205

Net loss from operations	(1,744,451)	(68,205)

Provision for income taxes	-	-
Net loss	$(1,744,451)	$(68,205)

For the year ended June 31, 2016, we incurred $1,500,000 in research and development fees and $244,451 in professional fees and other general and administrative expenses, resulting in an operating and net loss of $1,744,451. The $1,500,000 of research and development services was provided by a research and development company owned by the Majority Shareholder, which provides research and development and process development services to various companies utilizing proprietary technology. The research and development company is developing a proprietary product for the Company. The Company was created in December 2014 and had limited activity in the period from inception (December 5, 2014) to June 30, 2015, resulting in an operating and net loss of only $68,205 for that period.

Based upon the further research and commercialization efforts needed for our product offering, we cannot accurately predict revenue trends on a quarter-to-quarter basis.

Liquidity and Capital Resources

For the year ended June 30, 2016, we incurred a net loss of $1,744,451, $1,500,000 of which was for product research and development and the remainder was primarily for professional fees. During the year ended June 30, 2016, a company owned by the Majority Shareholder loaned the Company incremental amounts totaling $102,436 to pay for professional fees and other general and administrative expenses incurred during the year ended June 30, 2016. A company owned by the Majority Shareholder loaned the Company (i) incremental amounts totaling $64,005 during the period from inception (December 5, 2014) to June 30, 2015 to pay for professional fees and other general and administrative expenses, and (ii) $4,200 on July 21, 2015 to pay for professional fees accrued as of June 30, 2015. All amounts loaned to the Company were non-interest bearing and were due on demand. We repaid the outstanding $170,641 on April 21, 2016.

Currently we do not have sufficient capital to fund our business development for the next 12 months. We anticipate that we will need $2,000,000 to fund the next 12 months of our operations. If we are unable to meet our needs for cash from debt or equity financings, we may be unable to continue, develop, or expand our operations.

On April 17, 2016, we received $2,000,000 from an investor for the issuance of warrants to purchase shares of our common stock, $0.001 par value per share in connection with the parties’ discussions of potential business initiatives and developments. The Company issued two warrants that each provide the Investor the right to acquire 0.33% of the Company’s total outstanding common stock on the exercise date, for a total of 0.66% of the total outstanding common stock on the exercise date. The exercise price of the warrants is $.001 per share. Pursuant to the terms of the warrants, the Investor may exercise the warrants in whole or in part at any time prior to the expiration date of December 31, 2016, which is subject to extension until March 31, 2017 upon mutual agreement of the parties. The parties have agreed that if they have not finalized any business relationship agreements by the expiration date, and the warrants have not been exercised, the Company will refund $1 million of the consideration paid by the Investor upon the Investor’s request and cancellation of one of the warrants.

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

There is limited historical financial information about us on which to base an evaluation of our performance. We are a development stage company and have generated no revenues from operations. We cannot guarantee we will be successful in our business operations. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources, possible delays in developing our products, and possible cost overruns due to the price and cost increases in supplies and services.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of SweeGen, Inc.

We have audited the accompanying consolidated balance sheet of SweeGen, Inc. as of June 30, 2016, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for the year ended June 30, 2016. SweeGen, Inc.’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of SweeGen, Inc. as of June 30, 2016, and the results of its operations and its cash flows for the year ended June 30, 2016, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has suffered recurring losses from operations since inception (December 5, 2014) and has an accumulated deficit of $1,812,656 with no established revenue or source of funding that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/HASKELL & WHITE LLP

Irvine, California

October 12, 2016

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

/s/Anton & Chia, LLP

Newport Beach, California

September 28, 2015

SWEEGEN, INC.
(Formerly Aceway Corp.)
Consolidated Balance Sheets

	June 30, 2016	June 30, 2015

CURRENT ASSETS
Cash	$683,542	$-
Prepaid expenses	21,206	-
TOTAL ASSETS	$704,748	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT
LIABILITIES
Current Liabilities:
Accounts payable and accrued expenses	$517,404	$4,200
Derivative liability	1,505	-
Earnest money deposit	2,000,000	-
Due to related parties	-	64,005
Total Current Liabilities	2,518,909	68,205

TOTAL LIABILITIES	2,518,909	68,205

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT
Common Stock, 75,000,000 shares authorized; par value $0.001, 25,336,234 issued and outstanding, respectively	25,336	25,336
Additional paid in capital	(26,841)	(25,336)
Accumulated deficit	(1,812,656)	(68,205)
Total Stockholders' Deficit	(1,814,161)	(68,205)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$704,748	$-

The accompanying notes are an integral part of these consolidated financial statements.

SWEEGEN, INC.
(Formerly Aceway Corp.)
Consolidated Statements of Operations

	Twelve Months Ended June 30, 2016	For the period from inception (December 5, 2014) to June 30, 2015

REVENUES	$-	$-

OPERATING EXPENSES:
Research and development	1,500,000	-
General and administrative	244,451	68,205
Total operating expenses	1,744,451	68,205

Net loss from operations	(1,744,451)	(68,205)

Income taxes	-	-

NET LOSS	$(1,744,451)	$(68,205)
Net loss per share (Basic and Diluted)	$(0.07)	$-
Weighted average number of shares outstanding	25,336,234	25,336,234

The accompanying notes are an integral part of these consolidated financial statements.

SWEEGEN, INC.
(Formerly Aceway Corp.)
Consolidated Statement of Changes in Stockholders' Deficit
For the period from December 5, 2014 (inception) to June 30, 2015 and the twelve months ended June 30, 2016

	Common Stock		Additional Paid in	Accumulated	Total Stockholder's
	Shares	Amount	Capital	Deficit	Deficit

Balance, December 5, 2014	25,000,000	$25,000	$(25,000)	$-	$-

Recapitalization	10,000,020	10,000	(10,000)	-	-

Net loss	-	-	-	(68,205)	(68,205)

Balance, June 30, 2015	35,000,020	$35,000	$(35,000)	$(68,205)	$(68,205)

Shares Cancelled	(9,663,786)	(9,664)	9,664	-	-

Derivative value of warrants issued	-	-	(1,505)	-	(1,505)

Net loss	-	-	-	(1,744,451)	(1,744,451)

Balance, June 30, 2016	25,336,234	$25,336	$(26,841)	$(1,812,656)	$(1,814,161)

The accompanying notes are an integral part of these consolidated financial statements.

SWEEGEN, INC.
(Formerly Aceway Corp.)
Consolidated Statements of Cash Flows

	Twelve Months Ended June 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,744,451)	$(68,205)
Adjustments to reconcile net loss to net cash used in operating activities:

Change in due from related parties	(21,206)	-
Change in due to related parties	(64,005)	64,005
Change in earnest money deposit	2,000,000	-
Change in accounts payable and accrued expenses	513,204	4,200
Net cash provided by operating activities	683,542	-

Net change in cash	683,542	-
Cash, beginning of the period	-	-
Cash, end of the period	$683,542	$-

Supplemental Disclosures:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

SWEEGEN, INC.

Notes to the Consolidated Financial Statements

For the Periods Ended June 30, 2016 and 2015

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

On December 23, 2014, the Company entered into a purchase agreement (the “Purchase Agreement”) with Armando Espinoza, a former officer and director of the Company, pursuant to which the Company sold and transferred all assets of the Company existing prior to the consummation of the Share Exchange to Mr. Espinoza. The transaction also closed on December 23, 2014. In consideration for the transfer of such assets, Mr. Espinoza (i) surrendered for cancellation 25,000,000 shares of the Company’s common stock owned by him; and (ii) assumed any and all liabilities of the Company existing prior to the consummation of the Share Exchange and agreed to assume any and all liabilities of the Company later asserted against the Company that related to the Company’s operations prior to the consummation of the Share Exchange. Due to the cancellation of Mr. Espinoza’s 25,000,000 shares and the issuance of 25,000,000 shares to Phytosub pursuant to the Exchange Agreement, the Company’s issued and outstanding shares of common stock was 35,000,020 after giving effect to the transactions described above.

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

The Company intends to leverage the experience of our new corporate and scientific management team, which has extensive experience in managing and developing large and small private and public companies; pathway engineering; microbial platform development; and developing and manufacturing food ingredients, biological products, dietary supplements and botanical extracts. The Company intends to create value for its shareholders by seeking, developing and acquiring, completely or a substantial interest in, companies or assets that would benefit from or that can be developed using the knowledge and expertise of the Company’s management team. The Company will utilize various vehicles, as each situation dictates, to reach its goals, including but not limited to merger, acquisition, financial investment or a combination of these methods. The Company conducted and finished certain product research and development from January 2016 completed in June 2016 through a Company owned by the Majority Shareholder.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The capital accounts of the Company have been retroactively restated to reflect the equivalent number of common shares based on the exchange ratio of the merger transaction in the basic and diluted weighted-average shares, effective December 23, 2014.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of SweeGen, Inc., and its wholly owned subsidiary Phytosub. All significant inter-company balances and transactions have been eliminated.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks, money market funds, and certificates of term deposits with maturities of less than three months from inception, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value. As of June 30, 2016 the company had $683,542 in cash and no cash equivalents. As of June 30, 2015, the Company had no cash or cash equivalents.

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

The following table sets forth the computation of basic earnings per share:

	Twelve months ended June 30, 2016	For the period from inception (December 5, 2014) to June 30, 2015

Net loss	$(1,744,451)	$(68,205)

Weighted average common shares issued and Outstanding, Basic and Diluted	25,336,234	25,336,234

Net loss per share, Basic and Diluted	$(0.07)	$-

Basic net loss per common share is computed using the weighted average number of common shares outstanding. Diluted earnings per share ("EPS") include additional dilution from common stock equivalents, such as stock issuable pursuant to the exercise of stock options and warrants. Common stock equivalents, totaling 168,908 and 0 at June 30, 2016 and 2015, respectively, were not included in the computation of diluted earnings per share in 2016 on the consolidated statement of operations due to the fact that the Company reported a net loss in 2016 and to do so would be anti-dilutive for that period. The Company had no potentially dilutive securities, such as options or warrants, issued and outstanding as of June 30, 2015.

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

There were no share-based expenses for the period from inception (December 5, 2014) to June 30, 2016.

Deferred Income Taxes and Valuation Allowance

The Company accounts for income taxes under ASC 740 "Income Taxes" (“ASC 740”). Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations. No net deferred tax assets or liabilities were recognized as of June 30, 2016 and 2015.

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

Fair Value of Financial Instruments

The Company adopted ASC 820, Fair Value Measurements and Disclosures, for assets and liabilities measured at fair value on a recurring basis. ASC 820 establishes a common definition for fair value to be applied to existing US GAAP that requires the use of fair value measurements which establishes a framework for measuring fair value and expands disclosure about such fair value measurements.

ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Additionally, ASC 820 requires the use of valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. These inputs are prioritized below:

Level 1:	Observable inputs such as quoted market prices in active markets for identical assets or liabilities

Level 2:	Observable market-based inputs or unobservable inputs that are corroborated by market data

Level 3:	Unobservable inputs for which there is little or no market data, which require the use of the reporting entity’s own assumptions.

The carrying amounts reported in the balance sheet for cash, accounts payable, and accrued liabilities approximate their estimated fair market value based on the short-term maturity of this instrument.

In addition, FASB ASC 825-10-25, Fair Value Option was effective for January 1, 2008. ASC 825-10-25 expands opportunities to use fair value measurements in financial reporting and permits entities to choose to measure many financial instruments and certain other items at fair value.

Fair value of financial instruments at June 30, 2016:

	Fair Value Measurements Using:
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Derivative liability	$-	$-	$1,505

The Company didn’t have any financial instruments at June 30, 2015.

The derivative liability is the result of the warrants that were issued in April 2016. The warrants expire on December 31, 2016. The following table presents a reconciliation of the derivative liability measured at fair value on a recurring basis using significant unobservable input (Level 3) on April 17, 2016 and June 30, 2016:

Conversion feature derivative liability
Balance April 17, 2016	$1,505
Change in fair value	-
Balance June 30, 2016	$1,505

Related Parties

The Company follows ASC 850, “Related Party Disclosures”, for the identification of related parties and disclosure of related party transactions. During the period from inception (December 5, 2014) to April 21, 2016, a company owned by the Majority Shareholder, loaned the Company $170,641 to pay for professional fees and other general and administrative expenses. We repaid the $170,641 on April 21, 2016. As of June 30, 2016 and June 30, 2015, the Company owed $0.00 and $64,005, respectively, to a company owned by the Majority Shareholder for loans provided to pay for professional fees and other general and administrative expenses. During the year ended June 30, 2016, we paid $1,000,000 to a company owned by the Majority Shareholder for product research and development services. As of June 30, 2016, the Company owed $500,000 to a company owned by the Company’s Majority Shareholder for product research and development services provided from April 1, 2016 through June 30, 2016. The $500,000 owed as of June 30, 2016 was paid on July 7, 2016.

Commitments and Contingencies

The Company follows ASC 450-20, “Loss Contingencies”, to report accounting for contingencies. Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated. There were no commitments or contingencies as of June 30, 2016 and 2015. See Note 7 – Earnest Money Deposit.

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

Subsequent Events Policy

The Company has evaluated subsequent events through October 12, 2016, the date of issuance of the financial statements.

NOTE 3 -GOING CONCERN

The Company's consolidated financial statements are prepared using U.S. GAAP principles applicable to a going concern, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. The Company had an accumulated deficit of $1,812,656 for the period from inception (December 5, 2014) to June 30, 2016 and has a working capital deficit of $1,814,161 as of June 30, 2016. The Company has not established an ongoing source of revenues sufficient to cover its operating cost, and requires additional capital to commence its operating plan. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations. These factors raise substantial doubt about its ability to continue as a going concern.

In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management's plan to obtain such resources for the Company include: sales of equity instruments; traditional financing, such as loans; and obtaining capital from management and significant stockholders sufficient to meet its operating expenses. However, management cannot provide any assurance that the Company will be successful in accomplishing any of its plans.

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

NOTE 4 -EQUITY

Authorized Stock

The Company’s Articles of Incorporation authorize 75,000,000 shares of common stock with a par value of $0.001 per share. Each share of common stock entitles the holder to one vote, in person or proxy, on any matter on which action of the stockholders of the Company is sought.

Common Shares

No shares were issued during the year ended June 30, 2016. On December 23, 2014, twenty-nine (29) Aceway Corp. shareholders signed stock powers agreeing to cancel 9,663,786 shares of their common stock at any time that the company wanted to cancel such shares. In February 2016, the Company cancelled the 9,663,786 shares. The Company effectively had 25,336,234 common shares issued and outstanding as of June 30, 2016 and 2015, respectively. The Company currently has two warrants outstanding that each provide the holder with the right to acquire 0.33% of the Company’s total outstanding common stock on the exercise date, or a total of 0.66% of the total outstanding common stock on the exercise date, for $0.001 per share. If the warrants are exercised, the Company would issue the holder 167,220 shares of common stock.

The only shares issued during the period from inception (December 5, 2014) to June 30, 2016 were issued on December 23, 2014, in connection with the Exchange Agreement, whereby the Company issued 25,000,000 shares of common stock. Due to the cancellation of the 25,000,000 shares pursuant to the Purchase Agreement and the issuance of 25,000,000 shares pursuant to the Exchange Agreement, the Company’s issued and outstanding common shares effectively remained 25,336,234.

See Note 1 – Organization and Description of Business.

Preferred shares

No preferred shares have been authorized or issued.

Stock Options and Warrants

On April 17, 2016, the Company issued two warrants that each provide the Investor the right to acquire 0.33% of the Company’s total outstanding common stock on the exercise date, for a total of 0.66% of the total outstanding common stock on the exercise date. The exercise price of the warrants is $.001 per share. Pursuant to the terms of the warrants, the Investor may exercise the warrants in whole or in part at any time prior to the expiration date of December 31, 2016, which is subject to extension until March 31, 2017 upon mutual agreement of the parties. If the warrants are exercised, the Company would issue the holder 167,220 shares of common stock.

The Company has no outstanding stock options and does not have any other outstanding rights to acquire securities.

NOTE 5 -PROVISION FOR INCOME TAXES

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

The provision for income taxes differs from the amounts that would be provided by applying the statutory federal income tax rate of 34% to the net loss before provision for income taxes due primarily to changes in the valuation allowance to fully reserve net deferred tax assets. Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carry-forwards are expected to be available to reduce taxable income. As the achievement of required future taxable income is uncertain, the Company recorded a valuation allowance. The Company has not recorded a provision for income taxes for the years ended June 30, 2016 and 2015 since the Company has had net operating losses since inception (December 5, 2014).

	Year Ended June 30, 2016	For the period from inception (December 5, 2014) to June 30, 2015

Net operating loss before non-deductible items	$1,744,451	$68,205
Tax rate	34%	34%
Deferred tax assets	593,113	23,190
Less: Valuation allowance	(593,113)	(23,190)
Income tax expense per books	$-	$-

Due to uncertainties surrounding the Company's ability to generate future taxable income to realize deferred income tax assets arising as a result of net operating losses carried forward, the Company has not recorded any deferred income tax asset as of June 30, 2016 and 2015. The Company has an operating loss of $1,812,656 since inception. The net operating loss carryforwards will begin to expire in varying amounts from year 2033, subject to its eligibility as determined by respective tax regulating authorities.

Net deferred tax assets consist of the following components as of:

	June 30, 2016	June 30, 2015

Net operating loss carryover	$593,113	$23,190
Valuation allowance	(593,113)	(23,190)
Net deferred tax asset	$-	$-

NOTE 6 – RELATED PARTY TRANSACTIONS

Twenty five million (25,000,000) shares owned by Mr. Espinoza, the Company’s former officer and director, were cancelled on December 23, 2014 in connection with the Purchase Agreement between the Company and Armando Espinoza, a former officer and director of the Company, pursuant to which the Company sold and transferred all assets of the Company existing prior to the consummation of the Share Exchange. In consideration for transfer of such assets Mr. Espinoza (i) surrendered for cancellation all securities of the Company owned by Mr. Espinoza, which securities included 25,000,000 shares of common stock of the Company; and (ii) assumed any and all liabilities of the Company existing prior to the consummation of the Share Exchange and agreed to assume any and all liabilities of the Company later asserted against the Company that related to the Company’s operations prior to the consummation of the Share Exchange.

Mr. Espinoza had previously advanced funds to meet the Company's cash flow requirements. There is no written or expressed policy for continuation of future advances. The amounts advanced were considered payable upon demand and were non-interest bearing. As of June 30, 2016 and 2015, the balance due to Mr. Espinoza was $0, respectively.

The Company does not own or lease property or lease office space. The Majority Shareholder provides us with 200 square feet of furnished office space, which is our principal executive office. This location currently serves as our primary office for planning and implementing our business plan. This space is currently sufficient for our purposes, and we expect it to be sufficient for the foreseeable future. It is provided to us free of charge from the Majority Shareholder.

During the year ended June 30, 2016, a company owned by the Majority Shareholder loaned the Company incremental amounts totaling $102,436 to pay for professional fees and other general and administrative expenses incurred during the year ended June 30, 2016. A company owned by the Majority Shareholder loaned the Company (i) incremental amounts totaling $64,005 during the period from inception (December 5, 2014) to June 30, 2015 to pay for professional fees and other general and administrative expenses, and (ii) $4,200 on July 21, 2015 to pay for professional fees accrued as of June 30, 2015. All amounts loaned to the Company were non-interest bearing and were due on demand. We repaid the outstanding $170,641 on April 21, 2016. As of June 30, 2016 and June 30, 2015, the balance due to a company owned by the Majority Shareholder was $0.00 and $64,005, respectively, for loans provided to pay for professional fees and other general and administrative expenses.

During the year ended June 30, 2016, a company owned by the Majority Shareholder (the “R&D Company”) provided product research and development services to the Company valued at $1,500,000. During the year ended June 30, 2016, $1,000,000 of the $1,500,000 was paid to the R&D Company, resulting in a balance of $500,000 owed as of June 30, 2016 to the R&D Company for product research and development services. The R&D Company provides research and development and process development services to various companies utilizing proprietary technology. The R&D Company is developing a proprietary product for the Company. The $500,000 owed as of June 30, 2016 was paid on July 7, 2016.

The amounts and terms of the above transactions may not necessarily be indicative of the amounts and terms that would have been incurred had comparable transactions been entered into with independent third parties.

NOTE 7 – EARNEST MONEY DEPOSIT

On April 17, 2016, we received $2,000,000 from an investor for the issuance of warrants to purchase shares of our common stock, $0.001 par value per share in connection with the parties’ discussions of potential business initiatives and developments. The Company issued two warrants that each provide the Investor the right to acquire 0.33% of the Company’s total outstanding common stock on the exercise date, for a total of 0.66% of the total outstanding common stock on the exercise date. The exercise price of the warrants is $.001 per share. Pursuant to the terms of the warrants, the Investor may exercise the warrants in whole or in part at any time prior to the expiration date of December 31, 2016, which is subject to extension until March 31, 2017 upon mutual agreement of the parties. The parties agreed that if they have not finalized any business relationship agreements by the expiration date, and the warrants have not been exercised, the Company will refund $1 million of the consideration paid by the Investor upon the Investor’s request and cancellation of one of the warrants. The Company recorded a $2,000,000 liability as of June 30, 2016 for this earnest money deposit.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no disagreements with our accountants since our formation required to be disclosed pursuant to Item 304 of Regulation S-K. See or our 8-Ks filed July 28, 2015 and September 16, 2016 for detailed descriptions of our changes in Certifying Accountants.

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

Pursuant to Rule 13a-15(b) under the Exchange Act, the Company carried out an evaluation of the effectiveness of the Company's disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the year ended June 30, 2016. Based upon that evaluation, the Company's Chief Executive and Chief Financial Officer concluded that the Company's disclosure controls and procedures were not effective as of June 30, 2016 due to the Company’s limited size, limited internal resources, and lack of ability to have multiple levels of transaction review.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee, (2) lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (3) inadequate segregation of duties consistent with control objectives; and (4) management dominated by a single individual without adequate compensating controls. The aforementioned material weaknesses were identified by our Chief Executive and Financial Officer in connection with the review of our financial statements as of June 30, 2016.

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

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act, as amended). Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we assessed the effectiveness of our internal control over financial reporting as of June 30, 2016. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework. Based on our assessment, management identified significant deficiencies related to: (i) our internal audit functions, and (ii) a lack of segregation of duties within accounting functions. As a result, management concluded that, as of June 30, 2016, the Company’s internal control over financial reporting were not effective based on the criteria established in Internal Control–Integrated Framework. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with any policies and procedures may deteriorate. Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible. We are in the process of determining how best to change our current system and implement a more effective system however there can be no assurance that implementation of any change will be completed in a timely manner or that it will be adequate once implemented. To the extent possible, we will implement procedures to assure that the initiation of transactions, the custody of assets and the recording of transactions will be performed by separate individuals. We believe that the foregoing steps will help remediate the significant deficiencies identified above, and we will continue to monitor the effectiveness of these steps and make any changes that our management deems appropriate.

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

Changes in internal control over financial reporting

There have been no changes in our internal control over financial reporting during the year ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

All directors of the Company hold office until the next annual meeting of the security holders or until their successors have been elected and qualified. The officers of the Company are appointed by the board of directors and hold office until their death, resignation or removal from office. The directors and executive officers, their ages and positions held, are as follows:

Name	Age	Position
Steven Chen	51	President, Chief Executive & Chief Financial Officer, and Director

The principal occupations for the past five years (and, in some instances, for prior years) of each of our executive officers, directors and key employees are as follows:

Steven Chen has served as our President, Chief Executive Officer, Chief Financial Officer and a Director a since December 23, 2014. Mr. Chen has been in biotechnology for over 25 years, both in China and the United States. Mr. Chen founded, owns and operates several companies including Phyto Tech Corporation, ProTab Laboratories, Conagen, Inc. and Wuxi NewWay Biomanufacturing Company, Ltd. Over the past 5 years Mr. Chen has been the President, Chief Executive Officer or Chief Financial Officer of Phyto Tech Corporation, ProTab Laboratories, Conagen, Inc. and Wuxi NewWay Biomanufacturing Company, Ltd.

Board Qualification

The Company believes that our director is highly qualified to serve as a member of the Board. When evaluating candidates for election to the Board, the Board seeks candidates with certain qualities that it believes are important, including integrity, an objective perspective, good judgment and leadership skills. Our director is highly educated and has a diverse background, and has talents and an extensive track record of success in what we believe are highly relevant positions.

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

Board and Committee Meetings

Our board of directors currently consists of one member, Steven Chen. The Board held no formal meetings during the period from inception (December 5, 2014) to June 30, 2016. Until the Company develops a more comprehensive Board of Directors, all proceedings will be conducted by resolutions consented to in writing by all the directors and filed with the minutes of the proceedings of the directors. Such resolutions consented to in writing by the directors entitled to vote on that resolution at a meeting of the directors are, according to the Nevada General Corporate Law and our Bylaws, as valid and effective as if they had been passed at a meeting of the directors duly called and held.

Nomination Process

As at June 30, 2016, we did not effect any material changes to the procedures by which our shareholders may recommend nominees to our board of directors. Our board of directors does not have a policy with regards to the consideration of any director candidates recommended by our shareholders. Our board of directors has determined that it is in the best position to evaluate our company's requirements as well as the qualifications of each candidate when the board considers a nominee for a position on our board of directors. If shareholders wish to recommend candidates directly to our board, they may do so by sending communications to the president of our company at the address on the cover of this annual report.

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

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The table below sets forth, for our last two fiscal years, the compensation earned by Steven Chen, our current President, Chief Executive Officer, Chief Financial Officer and Director.

Name and principal position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)(5)	Option Awards ($)(5)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Steven Chen (1)
	2016	-	-	-	-	-	-	-	-
	2015	-	-	-	-	-	-	-	-

(1)	Mr. Chen has held the positions of President, Chief Executive Officer, Chief Financial Officer and Director since December 23, 2014.

Grants of Plan-Based Awards

There were no grants of plan-based awards for the period from inception (December 5, 2014) to June 30, 2016

Outstanding Equity Awards at Fiscal Year End

There were no outstanding equity awards for the period from inception (December 5, 2014) to June 30, 2016

Option Exercises and Stock Vested

During the period from inception (December 5, 2014) to June 30, 2016, there were no options exercised.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information as of October 12, 2016 regarding the beneficial ownership of our common stock by (i) each person or entity who, to our knowledge, owns more than 5% of our common stock; (ii) each executive officer and director; and (iii) all of our executive officers and directors as a group. Unless otherwise indicated in the footnotes to the following table, each person named in the table has sole voting and investment power and that person’s address is c/o Sweegen, Inc., 30321 Esperanza Avenue, Rancho Santa Margarita, CA 92688.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class(1)
Steven Chen	25,000,000 common shares Direct ownership	71.4%
Director and Executive Officer as a Group (1 individual)	25,000,000 common shares	71.4%

(1)

Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person's actual ownership or voting power with respect to the number of shares of common stock actually outstanding on October 12, 2016. As of October 12, 2016, there were 25,336,234 shares of our company's common stock issued and outstanding.

Changes in Control

We are not aware of any contract or other arrangement the operation of which may at a subsequent date result in a change in control of our company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related party transactions

The Majority Shareholder, Steven Chen, provides office space to us free of charge. A company owned by the Majority Shareholder loaned the Company incremental amounts totaling $170,641 to pay for professional fees and other general and administrative expenses during the period form the inception (December 5, 2014) to June 30, 2016. During the year ended June 30, 2016, a company owned by the Majority Shareholder (the “R&D Company”) provided product research and development services to the Company valued at $1,500,000. During the year ended June 30, 2016, $1,000,000 of the $1,500,000 was paid to the R&D Company, resulting in a balance of $500,000 owed as of June 30, 2016 to the R&D Company for product research and development services. The $500,000 owed as of June 30, 2016 was paid on July 7, 2016. The R&D Company provides research and development and process development services to various companies utilizing proprietary technology. The R&D Company is developing a proprietary product for the Company.

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

On December 23, 2014, the Company entered into a share exchange agreement with Phytosub, a company owned by the Majority Shareholder, Steven Chen, pursuant to which Mr. Chen transferred all of the issued and outstanding capital stock of Phytosub to the Company in exchange for 25,000,000 shares of common stock of the Company. As a result, Mr. Chen acquired a controlling interest in the Company.

Loan from shareholder

During the period form the inception (December 5, 2014) to June 30, 2016, a company owned by the Majority Shareholder loaned the Company incremental amounts totaling $170,641 to pay for professional fees and other general and administrative expenses. We repaid the $170,641 loan on April 21, 2016.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

The aggregate fees billed for the periods ended June 30, 2016 and 2015 were $12,500 and $4,200, respectively, for professional services rendered by the principal accountants for the audit of our annual financial statements and quarterly review of the financial statements included in our Form 10-K or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the fiscal years.

Audit-Related Fees

We did not incur any fees from our independent registered public accounting firm for audit-related services during the periods ended June 30, 2016 and 2015.

Tax Fees

We did not incur any fees from our independent registered public accounting firm for tax compliance or tax consulting services during the periods ended June 30, 2016 and 2015.

All Other Fees

We did not incur any fees from our independent registered public accounting firm for services rendered to us, other than the services covered in "Audit Fees" for the periods ended June 30, 2016 and 2015.

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

3.2	Bylaws (filed as Exhibit 3.2 to the registrant’s Form S-1 filed with the Securities and Exchange Commission on August 12, 2013 and incorporated herein by reference).
4.1	Warrant Certificate NO 1 (filed as Exhibit 4.1 to the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 21, 2016 and incorporated herein by reference).
4.2	Warrant Certificate NO 2 (filed as Exhibit 4.2 to the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 21, 2016 and incorporated herein by reference).
31.1

Certification of Principal Executive & Principal Financial Officer Required By Rule 13a-14(A) of the Securities Exchange Act of 1934, As Amended, As Adopted Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of Principal Executive & Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

* Filed herewith

_______________

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SWEEGEN, INC.
(Registrant)

Dated: October 12, 2016	/s/ Steven Chen
Steven Chen
Chief Executive Officer, Chief Financial Officer, and Director
(Principal Executive, Financial, and Accounting Officer)