Form 10-K/A
period 2016-06-30
SweeGen, Inc.
filed 2016-10-14
CIK 1580883

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K /A (“Amendment No. 1”) is an amendment to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 2016, filed with the Securities and Exchange Commission on October 13, 2016 (the Original Filing Date”), solely to update the exhibits under Item 15(b) of the Form 10-K and to furnish Exhibit 101 to the Form 10-K. The entire 10-K is included in this filing for ease and convenience to the reader.  Exhibit 101 consists of the following materials from the Company’s Form 10-K, formatted in XBRL (eXtensible Business Reporting Language), and have been added to PART IV ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES:

101.INS XBRL Instance Document**

101.SCH XBRL Taxonomy Extension Schema Document**

101.CAL XBRL Taxonomy Calculation Linkbase Document**

101.DEF XBRL Taxonomy Definition Linkbase Document**

101.LAB XBRL Taxonomy Label Linkbase Document**

101.PRE XBRL Taxonomy Presentation Linkbase Document**

**

Filed herewith by amendment

This Amendment speaks as of the Original Filing Date, does not reflect events that may have occurred subsequent to the Original Filing Date, and does not modify or update in any way disclosures made in the Form 10-K other than to change the Net operating loss carryover and the Valuation allowance as of June 30, 2016 from $593,113 to $616,303 in the Net deferred tax asset table in Note 5 of the Notes to the Consolidated Financial Statements.

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

Introduction

SweeGen, Inc., formerly Aceway Corp. (the "Company"), is a Nevada corporation incorporated on April 1, 2013. On December 23, 2014, the Company entered into a share exchange agreement (the “Exchange Agreement”) with Phytosub, Inc. (“Phytosub”), and the shareholder of Phytosub (the “Phytosub Shareholder”), pursuant to which the Phytosub Shareholder transferred all of the issued and outstanding capital stock of Phytosub to the Company in exchange for 25,000,000 shares of common stock of the Company. The transaction closed on December 23, 2014. As a result, Phytosub, a Nevada corporation formed on December 5, 2014, became a wholly owned subsidiary of the Company and the Phytosub Shareholder acquired a controlling interest in the Company (the “Share Exchange”). For accounting purposes, the Share Exchange was treated as an acquisition of Aceway Corp. and a recapitalization of PhytoSub. PhytoSub is the accounting acquirer and the results of its operations carryover. Accordingly, the operations of Aceway Corp. are not carried over and have been adjusted to $0.

On December 23, 2014, the Company entered into a purchase agreement (the “Purchase Agreement”) with Armando Espinoza, a former officer and director of the Company, pursuant to which the Company sold and transferred all assets of the Company existing prior to the consummation of the Share Exchange to Mr. Espinoza. The transaction closed on December 23, 2014. In consideration for the transfer of such assets, Mr. Espinoza (i) surrendered for cancellation 25,000,000 shares of the Company’s common stock owned by him; and (ii) assumed any and all liabilities of the Company existing prior to the consummation of the Share Exchange and agreed to assume any and all liabilities of the Company later asserted against the Company that related to the Company’s operations prior to the consummation of the Share Exchange. Due to the cancellation of Mr. Espinoza’s 25,000,000 shares and the issuance of 25,000,000 shares to Phytosub pursuant to the Exchange Agreement, the Company’s issued and outstanding shares of common stock was 35,000,020 after giving effect to the transactions described above.

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

On December 23, 2014, the Company entered into a share exchange agreement (the “Exchange Agreement”) with Phytosub, Inc. (“Phytosub”), and the shareholder of Phytosub (the “Phytosub Shareholder”), pursuant to which the Phytosub Shareholder transferred all of the issued and outstanding capital stock of Phytosub to the Company in exchange for 25,000,000 shares of common stock of the Company. The transaction closed on December 23, 2014. As a result, Phytosub, a Nevada corporation formed on December 5, 2014, became a wholly owned subsidiary of the Company and the Phytosub Shareholder acquired a controlling interest in the Company (the “Share Exchange”). For accounting purposes, the Share Exchange was treated as an acquisition of Aceway Corp. and a recapitalization of PhytoSub. PhytoSub is the accounting acquirer and the results of its operations carryover. Accordingly, the operations of Aceway Corp. are not carried over and have been adjusted to $0.

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

9

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

Net deferred tax assets consist of the following components as of:

	June 30, 2016	June 30, 2015

Net operating loss carryover	$616,303	$23,190
Valuation allowance	(616,303)	(23,190)
Net deferred tax asset	$-	$-

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
101.INS 101SCH 101.CAL 101DEF 101.LAB 101.PRE

XBRL Instance Document**

XBRL Taxonomy Extension Schema Document**

XBRL Taxonomy Calculation Linkbase Document**

XBRL Taxonomy Definition Linkbase Document**

XBRL Taxonomy Label Linkbase Document**

XBRL Taxonomy Presentation Linkbase Document**

* Filed herewith

** Filed herewith by amendment

_______________

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SWEEGEN, INC.
(Registrant)

Dated: October 14, 2016	/s/ Steven Chen
Steven Chen
Chief Executive Officer, Chief Financial Officer, and Director
(Principal Executive, Financial, and Accounting Officer)