Form 10-Q
period 2016-09-30
SweeGen, Inc.
filed 2016-11-10
CIK 1580883

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10–Q

(Mark One)

  X . QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes      . No  X .

As of November 10, 2016, there are 25,336,234 shares of the issuer's common stock, par value $0.001, outstanding.

EXPLANATORY NOTE

SweeGen, Inc., formerly Aceway Corp., is a voluntary filer of reports required of companies with public securities under Sections 13 or 15(d) of the Securities Exchange Act of 1934.

SWEEGEN, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2016

PART I – FINANCIAL INFORMATION

Item 1.

Consolidated Financial Statements.

SWEEGEN, INC.
(Formerly Aceway Corp.)
Consolidated Balance Sheets

	September 30, 2016	June 30, 2016
	(Unaudited)
CURRENT ASSETS
Cash	$144,734	$683,542
Prepaid expenses	21,206	21,206
TOTAL ASSETS	$165,940	$704,748

LIABILITIES AND STOCKHOLDERS' DEFICIT
LIABILITIES
Current Liabilities:
Accounts payable and accrued expenses	$11,513	$517,404
Derivative liability	1,505	1,505
Earnest money deposit	2,000,000	2,000,000
Total Current Liabilities	2,013,018	2,518,909

TOTAL LIABILITIES	2,013,018	2,518,909

COMMITMENTS AND CONTINGENCIES (see Note 7)

STOCKHOLDERS' DEFICIT
Common Stock, 75,000,000 shares authorized; par value $0.001, 25,336,234 issued and outstanding, respectively	25,336	25,336
Additional paid in capital	(26,841)	(26,841)
Accumulated deficit	(1,845,573)	(1,812,656)
Total Stockholders' Deficit	(1,847,078)	(1,814,161)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$165,940	$704,748

The accompanying notes are an integral part of these consolidated financial statements.

SWEEGEN, INC.
(Formerly Aceway Corp.)
Consolidated Statements of Operation
(Unaudited)

	Three Months Ended September 30,
	2016	2015

REVENUES	$-	$-

OPERATING EXPENSES:
General and administrative	32,917	6,277
Total operating expenses	32,917	6,277

Net loss from operations	(32,917)	(6,277)

Income taxes	-	-

NET LOSS	$(32,917)	$(6,277)
Net loss per share (Basic and Diluted)	$-	$-
Weighted average number of shares outstanding	25,336,234	25,336,234

The accompanying notes are an integral part of these consolidated financial statements.

SWEEGEN, INC.
(Formerly Aceway Corp.)
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended September 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(32,917)	$(6,277)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in due to related parties	-	10,477
Change in accounts payable and accrued expenses	(505,891)	(4,200)
Net cash used in operating activities	(538,808)	-

Net change in cash	(538,808)	-
Cash, beginning of the period	683,542	-
Cash, end of the period	$144,734	$-

Supplemental Disclosures:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

SWEEGEN, INC.

Notes to the Consolidated Financial Statements

September 30, 2016

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

SweeGen, Inc., formerly Aceway Corp. (the "Company"), is a Nevada corporation incorporated on April 1, 2013. On December 23, 2014, the Company entered into a share exchange agreement (the “Exchange Agreement”) with Phytosub, Inc. (“Phytosub”), and the shareholder of Phytosub (the “Phytosub Shareholder”), pursuant to which the Phytosub Shareholder transferred all of the issued and outstanding capital stock of Phytosub to the Company in exchange for 25,000,000 shares of common stock of the Company. The transaction closed on December 23, 2014. As a result, Phytosub, a Nevada corporation formed on December 5, 2014, became a wholly owned subsidiary of the Company and the Phytosub Shareholder (the “Majority Shareholder”) acquired a controlling interest in the Company (the “Share Exchange”). For accounting purposes, the Share Exchange was treated as an acquisition of Aceway Corp. and a recapitalization of PhytoSub. PhytoSub is the accounting acquirer and the results of its operations carryover.  Accordingly, the operations of Aceway Corp. are not carried over and have been adjusted to $0.

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

On December 23, 2014, twenty-nine (29) Aceway Corp. shareholders delivered certificates and signed stock powers agreeing to cancel 9,663,786 shares of their common stock at any time that the Company wanted to cancel such shares.  In February 2016, the Company cancelled the 9,663,786 shares.  The Company’s issued and outstanding shares of common stock totaled 25,336,234 after giving effect to the cancellation.

The Company intends to leverage the experience of its new corporate and scientific management team, which has extensive experience in managing and developing large and small private and public companies; pathway engineering; microbial platform development; and developing and manufacturing food ingredients, biological products, dietary supplements and botanical extracts. The Company intends to create value for its shareholders by seeking, developing and acquiring, wholly or in part, companies or assets that would benefit from, or that can be developed using, the knowledge and expertise of the Company’s management team. The Company will utilize various vehicles, as each situation dictates, to reach its goals, including but not limited to merger, acquisition, financial investment or a combination of these methods. The Company commenced certain product research and development activity in January 2016, which was completed in June 2016, through a company owned by the Majority Shareholder.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Unaudited Interim Financial Statements

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States of America for interim financial information and with the instructions to Form 10-Q and Regulation S-X.  Accordingly, the financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

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

Basis of Presentation

The capital accounts of the Company have been retroactively restated to reflect the equivalent number of common shares based on the exchange ratio of the Share Exchange in the basic and diluted weighted-average shares, effective December 23, 2014.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of SweeGen, Inc., and its wholly owned subsidiary Phytosub.  All significant inter-company balances and transactions have been eliminated.

Use of Estimates

The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, the Company evaluates its estimates, including, but not limited to, those related to investment tax credits, bad debts, income taxes and contingencies. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates.

Start-Up Costs

In accordance with Accounting Standards Codification (“ASC”) 720, Start-up Costs, the Company expenses all costs incurred in connection with the start-up and organization of the Company.

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks, money market funds, and certificates of term deposits with maturities of less than three months from inception, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value.  As of September 30, 2016 and June 30, 2016, the Company had $144,734 and $683,542, respectively, in cash and no cash equivalents.

Net Loss Per Share of Common Stock

The Company has adopted ASC Topic 260, Earnings per Share, which requires presentation of basic earnings per share on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic earnings per share computation.  In the accompanying consolidated financial statements, basic earnings (loss) per share are computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period.

The following table sets forth the computation of basic earnings per share:

	Three Months Ended September 30, 2016	Three Months Ended September 30, 2015

Net loss	$(32,917)	$(6,277)

Weighted average common shares issued and Outstanding, Basic and Diluted	25,336,234	25,336,234

Net loss per share, Basic and Diluted	$-	$-

Basic net loss per common share is computed using the weighted average number of common shares outstanding. Diluted earnings per share ("EPS") include additional dilution from common stock equivalents, such as stock issuable pursuant to the exercise of stock options and warrants. Common stock equivalents totaling 167,220 (warrants issued to Ingredion Incorporated on April 17, 2016 – See Note 4) at September 30, 2016 were not included in the computation of diluted earnings per share in 2016 on the consolidated statement of operations due to the fact that the Company reported a net loss in 2016 and to do so would be anti-dilutive for that period.  The Company didn’t have any potentially dilutive securities, such as options or warrants, issued and outstanding in the prior year as of September 30, 2015.

Share-Based Expenses

ASC 718, Compensation – Stock Compensation, prescribes accounting and reporting standards for all share-based payment transactions in which employee services are acquired.  Transactions include incurring liabilities, or issuing or offering to issue shares, options or other equity instruments such as employee stock ownership plans and stock appreciation rights.  Share-based payments to employees, including grants of employee stock options, are recognized as compensation expense in the financial statements based on their fair values. That expense is recognized over the period during which an employee is required to provide services in exchange for the award, known as the requisite service period (usually the vesting period).

The Company accounts for stock-based compensation issued to non-employees and consultants in accordance with the provisions of ASC 505-50, Equity–Based Payments to Non-Employees.  Measurement of share-based payment transactions with non-employees is based on the fair value of whichever is more reliably measurable:  (a) the goods or services received; or (b) the equity instruments issued.  The fair value of the share-based payment transaction is determined at the earlier of performance commitment date or performance completion date.

There were no share-based expenses for the period from inception (December 5, 2014) to September 30, 2016.

Deferred Income Taxes and Valuation Allowance

The Company accounts for income taxes under ASC 740, Income Taxes (“ASC 740”).  Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs.  A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations.  No deferred tax assets or liabilities were recognized as of September 30, 2016 or June 30, 2016.

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

Fair Value of Financial Instruments

The Company adopted ASC 820, Fair Value Measurements and Disclosures, for assets and liabilities measured at fair value on a recurring basis. ASC 820 establishes a common definition for fair value to be applied to existing U.S. GAAP that requires the use of fair value measurements which establishes a framework for measuring fair value and expands disclosure about such fair value measurements.

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

In addition, ASC 825-10-25, Fair Value Option, was effective for January 1, 2008. ASC 825-10-25 expands opportunities to use fair value measurements in financial reporting and permits entities to choose to measure many financial instruments and certain other items at fair value.

Fair value of financial instruments at September 30, 2016:

	Fair Value Measurements Using:
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Derivative liability	$-	$-	$1,505

The derivative liability is the result of the warrants that were issued in April 2016 to Ingredion Incorporated.  The warrants expire on December 31, 2016.  The following table presents a reconciliation of the derivative liability measured at fair value on a recurring basis using significant unobservable input (Level 3) on June 30, 2016 and September 30, 2016:

Conversion feature derivative liability
Balance June 30, 2016	$1,505
Change in fair value	-
Balance September 30, 2016	$1,505

Related Parties

The Company follows ASC 850, Related Party Disclosures, for the identification of related parties and disclosure of related party transactions.  During the period from inception (December 5, 2014) to April 21, 2016, a company owned by the Majority Shareholder, loaned the Company $170,641 to pay for professional fees and other general and administrative expenses.  The Company repaid the $170,641 on April 21, 2016.  As of September 30, 2016 and June 30, 2016, no amounts were owed to the Majority Shareholder for loans provided to pay for professional fees and other general and administrative expenses. As of June 30, 2016, the Company owed $500,000 to a company owned by the Company’s Majority Shareholder for product research and development services provided from April 1, 2016 through June 30, 2016.  The $500,000 owed as of June 30, 2016 was paid on July 7, 2016.

Commitments and Contingencies

The Company follows ASC 450-20, Loss Contingencies, to report accounting for contingencies.  Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated.  There were no commitments or contingencies as of September 30, 2016 and June 30, 2016.  See Note 7 – Earnest Money Deposit.

Recent Accounting Pronouncements

Management has considered all recent accounting pronouncements issued since the last audit of the Company’s consolidated financial statements. The Company's management believes that any recent pronouncements do not or will not have a material effect on the Company's consolidated financial statements.

Reclassification

The Company has made certain reclassifications to conform prior periods’ data to the current presentation.  These reclassifications had no effect on reported assets, liabilities or results of operations.  Due to the February 2016 cancellation of 9,663,786 shares, we reduced common stock and negative additional paid in capital by 9,664 on the 2015 consolidated financial statements, and we effectively reduced the total shares outstanding on the 2015 consolidated financial statements by the 9,663,786 shares that were cancelled in February 2016.

Subsequent Events Policy

The Company has evaluated subsequent events through November 10, 2016, the date of issuance of the financial statements.

NOTE 3 - GOING CONCERN

The Company's consolidated financial statements are prepared using U.S. GAAP applicable to a going concern, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. The Company had an accumulated deficit of $1,845,573 as of September 30, 2016 and has a working capital deficit of $1,847,078 as of September 30, 2016. The Company has not established an ongoing source of revenues sufficient to cover its operating costs, and requires additional capital to continue its operating plan.  The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable.  If the Company is unable to obtain adequate capital, it could be forced to cease operations.  These factors raise substantial doubt about its ability to continue as a going concern.

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

Common Shares

No shares were issued during the three months ended September 30, 2016. On December 23, 2014, twenty-nine (29) Aceway Corp. shareholders signed stock powers agreeing to cancel 9,663,786 shares of their common stock at any time that the Company wanted to cancel such shares.  In February 2016, the Company cancelled the 9,663,786 shares.  The Company effectively had 25,336,234 common shares issued and outstanding as of September 30, 2016 and 2015, respectively.  The Company currently has two warrants outstanding that each provide the holder with the right to acquire 0.33% of the Company’s total outstanding common stock on the exercise date, or a total of 0.66% of the total outstanding common stock on the exercise date, for $0.001 per share.  If the warrants are exercised, the Company would issue the holder 167,220 shares of common stock.

The only shares issued during the period from inception (December 5, 2014) to September 30, 2016 were issued on December 23, 2014, in connection with the Exchange Agreement, whereby the Company issued 25,000,000 shares of common stock.  Due to the cancellation of the 25,000,000 shares pursuant to the Purchase Agreement and the issuance of 25,000,000 shares pursuant to the Exchange Agreement, the Company’s issued and outstanding common shares effectively remained 25,336,234.

See Note 1 – Organization and Description of Business.

Preferred shares

No preferred shares have been authorized or issued.

Stock Options and Warrants

On April 17, 2016, the Company issued two warrants to Ingredion Incorporated (the “Investor”) in connection with the parties’ discussions of potential business initiatives and developments.  The Company issued the Investor two warrants that each provide the Investor the right to acquire 0.33% of the Company’s total outstanding common stock on the exercise date, for a total of 0.66% of the total outstanding common stock on the exercise date.  The exercise price of the warrants is $.001 per share.  Pursuant to the terms of the warrants, the Investor may exercise the warrants in whole or in part at any time prior to the expiration date of December 31, 2016, which is subject to extension until March 31, 2017 upon mutual agreement of the parties. The parties agreed that if they have not finalized any business relationship agreements by the expiration date, and the warrants have not been exercised, the Company will refund $1 million of the consideration paid by the Investor upon the Investor’s request and cancellation of one of the warrants.  If the warrants are exercised, the Company would issue the holder 167,220 shares of common stock based on the current number of shares of common stock outstanding .

The Company has no outstanding stock options and does not have any other outstanding rights to acquire securities.

NOTE 5 - PROVISION FOR INCOME TAXES

The Company is subject to taxation in the United States and certain state jurisdictions. The Company has not taken any uncertain tax positions, however, the Company has open tax years subject to audit by the Internal Revenue Service for the years beginning in 2013.

Due to the change in ownership provisions of the income tax laws of the United States, net operating loss carry forwards for federal income tax reporting purposes are subject to annual limitations. When a change in ownership occurs, net operating loss carry forwards may be limited as to use in future years.

The provision for income taxes differs from the amounts that would be provided by applying the statutory federal income tax rate of 34% to the net loss before provision for income taxes due primarily to changes in the valuation allowance to fully reserve net deferred tax assets. Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carry-forwards are expected to be available to reduce taxable income.  As the achievement of required future taxable income is uncertain, the Company recorded a valuation allowance.  The Company has not recorded a provision for income taxes for the three months ended September 30, 2016 and 2015 since the Company has had net operating losses since inception (December 5, 2014).

	Three Months Ended September 30, 2016	Three Months Ended September 30, 2015

Net operating loss before non-deductible items	$32,917	$6,277
Tax rate	34%	34%
Deferred tax assets	11,192	2,134
Less: Valuation allowance	(11,192)	(2,134)
Income tax expense per books	$-	$-

Due to uncertainties surrounding the Company's ability to generate future taxable income to realize deferred income tax assets arising as a result of net operating losses carried forward, the Company has not recorded any deferred income tax asset as of September 30, 2016 and 2015.  The Company had accumulated losses of $1,845,573 as of September 30, 2016 and $74,482 as of September 30, 2015. The net operating loss carry-forwards will begin to expire in varying amounts from year 2033, subject to eligibility as determined by respective tax regulating authorities.

Net deferred tax assets consist of the following components as of:

	September 30, 2016	September 30, 2015

Net operating loss carryover	$627,495	$25,324
Valuation allowance	(627,495)	(25,324)
Net deferred tax asset	$-	$-

NOTE 6 – RELATED PARTY TRANSACTIONS

Twenty five million (25,000,000) shares owned by Armondo Espinoza, the Company’s former officer and director, were cancelled on December 23, 2014 in connection with the Purchase Agreement between the Company and Mr. Espinoza, pursuant to which the Company sold and transferred all assets of the Company existing prior to the consummation of the Share Exchange.  In consideration for the transfer of such assets, Mr. Espinoza (i) surrendered for cancellation all securities of the Company owned by him, which securities consisted of 25,000,000 shares of common stock of the Company; and (ii) assumed any and all liabilities of the Company existing prior to the consummation of the Share Exchange and agreed to assume any and all liabilities of the Company later asserted against the Company that related to the Company’s operations prior to the consummation of the Share Exchange.

Mr. Espinoza had previously advanced funds to meet the Company's cash flow requirements.  There is no written or expressed agreement for continuation of future advances from Mr. Espinoza and no future advances are expected.  The amounts advanced were considered payable upon demand and were non-interest bearing.  As of September 30, 2016, the balance due to Mr. Espinoza was $0.

The Company does not own or lease any real estate. The Majority Shareholder provides the Company with 200 square feet of furnished office space,, which is it’s principal executive office. This location currently serves as the Company’s primary office for planning and implementing it’s business plan. This space is currently sufficient for the Company’s purposes, and management expects it to be sufficient for the foreseeable future.  It is provided free of charge from the Majority Shareholder.

During the three months ended September 30, 2015, a company owned by the Majority Shareholder loaned the Company incremental amounts totaling $10,477 to pay for professional fees and other general and administrative expenses. No such loans were provided during the three months ended September 30, 2016.  All amounts loaned to the Company are non-interest bearing and are due on demand. As of September 30, 2016, the balance due to a company owned by the Majority Shareholder was $0 for such loans.

During the year ended June 30, 2016, a company owned by the Majority Shareholder (the “R&D Company”) provided product research and development services to the Company valued at $1,500,000.  During the year ended June 30, 2016, $1,000,000 of the $1,500,000 was paid to the R&D Company, resulting in a balance of $500,000 owed as of June 30, 2016 to the R&D Company. The $500,000 owed as of June 30, 2016 was paid on July 7, 2016. The R&D Company provides research and development and process development services to various companies utilizing proprietary technology.  The R&D Company is developing proprietary products for the Company.

The amounts and terms of the above transactions may not necessarily be indicative of the amounts and terms that would have been incurred had comparable transactions been entered into with independent third parties.

NOTE 7 – EARNEST MONEY DEPOSIT

On April 17, 2016, we received $2,000,000 from an investor for the issuance of warrants to purchase shares of our common stock, $0.001 par value per share, in connection with the parties’ discussions of potential business initiatives and developments. The Company issued two warrants that each provide the Investor the right to acquire 0.33% of the Company’s total outstanding common stock on the exercise date, for a total of 0.66% of the total outstanding common stock on the exercise date. The exercise price of the warrants is $.001 per share.  Pursuant to the terms of the warrants, the Investor may exercise the warrants in whole or in part at any time prior to the expiration date of December 31, 2016, which is subject to extension until March 31, 2017 upon mutual agreement of the parties. The parties agreed that if they have not finalized any business relationship agreements by the expiration date, and the warrants have not been exercised, the Company will refund $1 million of the consideration paid by the Investor upon the Investor’s request and cancellation of one of the warrants.  The Company recorded a $2,000,000 liability as of September 30, 2016 and June 30, 2016, respectively, for this earnest money deposit.

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

Introduction

Throughout this Quarterly Report on Form 10-Q, the terms “SWEE”, “Registrant,” “we,” “us,” “our,” and “the Company” refer to SweeGen, Inc., a Nevada corporation that was formerly known as Aceway Corp. prior to its name change in December 2014.

Corporate Overview

SweeGen, Inc., formerly Aceway Corp. (the "Company"), is a Nevada corporation incorporated on April 1, 2013. On December 23, 2014, the Company entered into a share exchange agreement (the “Exchange Agreement”) with Phytosub, Inc. (“Phytosub”), and the shareholder of Phytosub (the “Phytosub Shareholder”), pursuant to which the Phytosub Shareholder transferred all of the issued and outstanding capital stock of Phytosub to the Company in exchange for 25,000,000 shares of common stock of the Company. The transaction closed on December 23, 2014. As a result, Phytosub, a Nevada corporation formed on December 5, 2014, became a wholly owned subsidiary of the Company and the Phytosub Shareholder (the “Majority Shareholder”) acquired a controlling interest in the Company (the “Share Exchange”). For accounting purposes, the Share Exchange was treated as an acquisition of Aceway Corp. and a recapitalization of PhytoSub. PhytoSub is the accounting acquirer and the results of its operations carryover.  Accordingly, the operations of Aceway Corp. are not carried over and have been adjusted to $0.

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

On December 23, 2014, twenty-nine (29) Aceway Corp. shareholders delivered certificates and signed stock powers agreeing to cancel 9,663,786 shares of their common stock at any time that the Company wanted to cancel such shares.  In February 2016, the Company cancelled the 9,663,786 shares.  The Company’s issued and outstanding shares of common stock totaled 25,336,234 after giving effect to the cancellation.

The Company intends to leverage the experience of its new corporate and scientific management team, which has extensive experience in managing and developing large and small private and public companies; pathway engineering; microbial platform development; and developing and manufacturing food ingredients, biological products, dietary supplements and botanical extracts. The Company intends to create value for its shareholders by seeking, developing and acquiring, wholly or in part, companies or assets that would benefit from, or that can be developed using, the knowledge and expertise of the Company’s management team. The Company will utilize various vehicles, as each situation dictates, to reach its goals, including but not limited to merger, acquisition, financial investment or a combination of these methods. The Company commenced certain product research and development in January 2016, which was completed in June 2016, through a company owned by the Majority Shareholder.

Results of Operations

The following table presents our results of operations for the three months ended September 30, 2016 and 2015:

	For the three months ended September 30,	For the three months ended September 30,
	2016	2015
Revenue	$-	$-
Operating Expenses
General and administrative	32,917	6,277
Total operating expenses	32,917	6,277
Operating loss	(32,917)	(6,277)
Provision for income tax	-	-
Net loss	$(32,917)	$(6,277)

For the three months ended September 30, 2016 and 2015, we incurred $32,917 and $6,277, respectively, in professional fees and other general and administrative expenses, resulting in an operating and net loss of $32,917 and $6,277, respectively.  Since the Company's inception in December 2014, we have not generated any revenues.

Based upon the further research and commercialization efforts needed for our product offering, we cannot accurately predict revenue trends on a quarter-to-quarter basis.

The following table provides selected balance sheet data about the Company for the three-month period ended September 30, 2016 and the year ended June 30, 2016.

Balance Sheet Data	September 30, 2016	June 30, 2016

Cash	$144,734	$683,542
Total Assets	$165,940	$704,748
Total Liabilities	$2,013,018	$2,518,909
Stockholders' Deficit	$(1,847,078)	$(1,814,161)

The September 30, 2016 and June 30, 2016 liabilities of $2,013,018 and $2,518,909 consist of trade payables and a $2,000,000 earnest money deposit received by the Company from Ingredion Incorporated (the “Investor”) in connection with the parties’ discussions of potential business initiatives and developments.  The Company issued the Investor two warrants that each provide the Investor the right to acquire 0.33% of the Company’s total outstanding common stock on the exercise date, for a total of 0.66% of the total outstanding common stock on the exercise date.  The exercise price of the warrants is $.001 per share.  Pursuant to the terms of the warrants, the Investor may exercise the warrants in whole or in part at any time prior to the expiration date of December 31, 2016, which is subject to extension until March 31, 2017 upon mutual agreement of the parties. The parties agreed that if they have not finalized any business relationship agreements by the expiration date, and the warrants have not been exercised, the Company will refund $1 million of the consideration paid by the Investor upon the Investor’s request and cancellation of one of the warrants. The stockholders’ deficit as of September 30, 2016 and June 30, 2016 primarily relates to operating losses since inception (December 5, 2014).

Liquidity and Capital Resources

For the three months ended September 30, 2016, the Company incurred a net loss of $32,917 for professional fees and other general and administrative expenses. For the year ended June 30, 2016, the Company incurred a net loss of $1,744,451, $1,500,000 of which was for product research and development and the remainder was primarily for professional fees. During the year ended June 30, 2016, a company owned by the Majority Shareholder loaned the Company incremental amounts totaling $102,436 to pay for professional fees and other general and administrative expenses incurred during the year ended June 30, 2016.  A company owned by the Majority Shareholder loaned the Company (i) incremental amounts totaling $64,005 during the period from inception (December 5, 2014) to June 30, 2015 to pay for professional fees and other general and administrative expenses, and (ii) $4,200 on July 21, 2015 to pay for professional fees accrued as of June 30, 2015. All amounts loaned to the Company were non-interest bearing and were due on demand.  The Company repaid the outstanding $170,641 on April 21, 2016.

Currently we do not have sufficient capital to fund our business development for the next 12 months.  We anticipate that we will need $2,000,000 to fund the next 12 months of our operations. If we are unable to meet our needs for cash from debt or equity financings, we may be unable to continue, develop, or expand our operations.

On April 17, 2016, we received $2,000,000 from an investor for the issuance of warrants to purchase shares of our common stock, $0.001 par value per share, in connection with the parties’ discussions of potential business initiatives and developments. The Company issued two warrants that each provide the Investor the right to acquire 0.33% of the Company’s total outstanding common stock on the exercise date, for a total of 0.66% of the total outstanding common stock on the exercise date.  The exercise price of the warrants is $.001 per share.  Pursuant to the terms of the warrants, the Investor may exercise the warrants in whole or in part at any time prior to the expiration date of December 31, 2016, which is subject to extension until March 31, 2017 upon mutual agreement of the parties. The parties have agreed that if they have not finalized any business relationship agreements by the expiration date, and the warrants have not been exercised, the Company will refund $1 million of the consideration paid by the Investor upon the Investor’s request and cancellation of one of the warrants.

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

Working Capital Deficit	September 30, 2016	June 30, 2016	(Decrease)/Increase

Current Assets	$165,940	$704,748	$(538,808)
Current Liabilities	2,013,018	2,518,909	(505,891)
Working Capital	$(1,847,078)	$(1,814,161)	$(32,917)

As at September 30, 2016, our current assets were $165,940, our liabilities were $2,013,018 and our negative working capital was $1,847,078. We have had net operating losses of $1,845,573 since the Company's inception on December 5, 2014.

We had no material commitments for capital expenditures as of September 30, 2016.

We have no known demands or commitments other than the potential refund $1 million of the consideration paid by the Investor upon the Investor’s request and cancellation of one of the warrants (see disclosure in the Liquidity and Capital Resources in Item 2 to this Report), and we are not aware of any other events or uncertainties as of September 30, 2016 that will result in or that are reasonably likely to materially increase or decrease our current liquidity.

Going Concern

Our auditors have included an emphasis of a matter paragraph regarding the substantial doubt about our ability to continue as a going concern in their opinion on our financial statements as of, and for the year ended, June 30, 2016.  This means that there is substantial doubt that we can continue as an on-going business for the next 12 months unless we obtain additional capital to pay for our expenses.  Accordingly, we must raise sufficient capital to sustain operations.  In response, management intends to borrow funds or raise capital through public or private placement offerings.

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

As of the end of the quarter covered by this report, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, the Company's Chief Executive and Chief Financial Officer concluded that the Company's disclosure controls and procedures were not effective as of September 30, 2016 due to the Company’s limited size, limited internal resources, and lack of ability to have multiple levels of transaction review.

Management is in the process of determining how best to change our current system and implement a more effective system to insure that information required to be disclosed in our periodic reports on Form 10-Q is recorded, processed, summarized and reported accurately. Our management acknowledges the existence of this problem, and intends to developed procedures to address them to the extent possible given limitations in financial and manpower resources. While management is working on a plan, no assurance can be made at this point that the implementation of such controls and procedures will be completed in a timely manner or that they will be adequate once implemented.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures.

Not applicable.

Item 5.  Other Information.

(a)

None.

(b)

There have been no material changes to the procedures by which security holders may recommend nominees to the Company’s Board of Directors implemented in the quarter ended September 30, 2016.

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

SWEEGEN, INC.
(Registrant)

Dated: November 10, 2016	/s/ Steven Chen
Steven Chen
Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Director
(Principal Executive, Financial, and Accounting Officer)