Form 10-K/A
period 2016-06-30
SweeGen, Inc.
filed 2016-12-01
CIK 1580883

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 2)

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

EXPLANATORY NOTE

This Amendment on Form 10-K /A is an amendment to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 2016, filed with the Securities and Exchange Commission on October 13, 2016 (the “Original Filing Date”), solely to correct the percentage of common stock owned by Steven Chen, and the percentage for Director and Executive Officer as a group (1 individual), listed in the table in ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS. As noted in the table and note (1) of the table, as of the filing date, Steven Chen, and Director and Executive Officer as a group (1 individual), beneficially owned 25,000,000 shares of the Registrant’s 25,336,234 issued and outstanding shares, which equates to 98.7%, not 71.4%. The percentages have been corrected. The entire 10-K is included in this filing for ease and convenience to the reader.

This Amendment speaks as of the Original Filing Date, does not reflect events that may have occurred subsequent to the Original Filing Date, and does not modify or update in any way disclosures made in the Form 10-K.

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

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class(1)
Steven Chen	25,000,000 common shares Direct ownership	98.67%
Director and Executive Officer as a Group (1 individual)	25,000,000 common shares	98.67%

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

SWEEGEN, INC.
(Registrant)

Dated: November 30, 2016	/s/ Steven Chen
Steven Chen
Chief Executive Officer, Chief Financial Officer, and Director
(Principal Executive, Financial, and Accounting Officer)