Form 10-Q
period 2016-12-31
SweeGen, Inc.
filed 2017-02-14
CIK 1580883

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10–Q

(Mark One)

  X . QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2016

or

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

As of February 14, 2017, there are 25,503,453 shares of the issuer's common stock, par value $0.001, outstanding.

EXPLANATORY NOTE

SweeGen, Inc., formerly Aceway Corp., is a voluntary filer of reports required of companies with public securities under Sections 13 or 15(d) of the Securities Exchange Act of 1934.

SWEEGEN, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2016

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

SWEEGEN, INC.
(Formerly Aceway Corp.)
Consolidated Balance Sheets

	December 31, 2016	June 30, 2016
	(Unaudited)
ASSETS
Current assets:
Cash	$62,751	$683,542
Prepaid expenses	-	21,206
Total current assets	62,751	704,748
TOTAL ASSETS	$62,751	$704,748

LIABILITIES AND STOCKHOLDERS' DEFICIT
LIABILITIES
Current liabilities:
Accounts payable and accrued expenses	$10,913	$517,404
Deferred revenue	399,966	-
Derivative liability	-	1,505
Earnest money deposit	-	2,000,000
Total current liabilities	410,879	2,518,909

Long term liabilities:
Deferred revenue	1,563,706	-
Total long term liabilities	1,563,706	-

TOTAL LIABILITIES	1,974,585	2,518,909

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT
Common stock, 75,000,000 shares authorized; par value $0.001; 25,503,453 and 25,336,234 issued and outstanding at December 31, 2016 and June 30, 2016, respectively	25,503	25,336
Additional paid in capital	(26,841)	(26,841)
Accumulated deficit	(1,910,496)	(1,812,656)
Total stockholders' deficit	(1,911,834)	(1,814,161)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$62,751	$704,748

The accompanying notes are an integral part of these consolidated financial statements.

SWEEGEN, INC.
(Formerly Aceway Corp.)
Consolidated Statements of Operation
(Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2016	2015	2016	2015

REVENUES	$36,161	$-	$36,161	$-

OPERATING EXPENSES:
General and administrative	102,589	28,275	135,506	34,552
Total operating expenses	102,589	28,275	135,506	34,552

Net loss before other income (expense)	(66,428)	(28,275)	(99,345)	(34,552)

Other income: change in fair value of warrants	1,505	-	1,505	-

NET LOSS	$(64,923)	$(28,275)	$(97,840)	$(34,552)
Net loss per share (basic and diluted)	$-	$-	$-	$-
Weighted average number of shares outstanding	25,396,215	25,336,234	25,366,224	25,336,234

The accompanying notes are an integral part of these consolidated financial statements.

SWEEGEN, INC.
(Formerly Aceway Corp.)
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended December 31,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(97,840)	$(34,552)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in prepaid expenses	21,206	-
Change in accounts payable and accrued expenses	(506,491)	(4,200)
Change in earnest money deposit	(2,000,000)	-
Change in deferred revenue	1,963,672	-
Change in fair value of derivative liability	(1,505)	-
Net cash used in operating activities	(620,958)	(38,752)

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from the exercise of warrants	167	-
Net proceeds from related parties	-	38,752
Net cash provided by financing activities	167	38,752

Net change in cash	(620,791)	-
Cash, beginning of the period	683,542	-
Cash, end of the period	$62,751	$-

Supplemental Disclosures:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

SWEEGEN, INC.

Notes to the Consolidated Financial Statements

December 31, 2016

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

The Company is a development stage business-to-business company that intends to leverage its extensive experience and resources in managing and developing large and small private and public companies; pathway engineering; microbial platform development; and developing and supplying ingredients and biological products in the field of sweeteners to be used in its customers’ finished products. The Company intends to seek, develop and acquire, completely or a substantial interest in, companies or assets that would benefit from or that can be developed using the knowledge and expertise of the Company’s management resources.

The Company’s most significant recent business development is the development and manufacture of a high purity stevia sweetener Rebaudioside M and Rebaudioside D product (the “Products”). At the end of January 2017, a customer of the Company began using the Product in a bottled beverage trial. The Company anticipates receiving additional orders for the Product in the near future.

On November 28, 2016, the Company entered into a 5-year distribution agreement (the “Distribution Agreement”) with Ingredion Incorporated (“Ingredion”) pursuant to which Ingredion will serve as the Company’s global distributor for the Products. Pursuant to the terms of the Distribution Agreement, Ingredion will serve as the exclusive distributor of the Products other than to the Company’s intended in-house accounts (the “House Accounts”) and other than within the People’s Republic of China (the “PRC”). The Company’s House Accounts are entities with whom the Company is in active discussions regarding direct distribution of the Products. Ingredion will serve as a non-exclusive distributor of the Products in the PRC. The parties intend to initiate distribution pursuant to the terms of the Distribution Agreement within the United States and expand as the parties collaborate on respective regulatory approvals for the Products in other markets.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Revenue and Deferred Revenue

The Company receives payments in advance of issuing distribution agreements for its product which is considered deferred revenue. The Company then recognizes revenues from these agreements ratably over the expected life of the agreement beginning on the commencement date of the distribution agreement, when distribution rights are considered transferred to the distributor. The Company recognizes product sales revenues at the time title to the goods and all risks of ownership transfer to the customer. This transfer is considered complete when a sales agreement is in place, delivery has occurred, pricing is fixed or determinable and collection is reasonably assured.

Unaudited Interim Financial Statements

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States of America for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, the financial statements do not include all of the information and footnotes required by GAAP for complete financial statements.

In the opinion of management, all adjustments consisting of normal recurring entries necessary for a fair statement of the periods presented for: (a) the financial position; (b) the results of operations; and (c) cash flows, have been made in order to make the financial statements presented not misleading. The results of operations for such interim periods are not necessarily indicative of operations for a full year.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks, money market funds, and certificates of term deposits with maturities of less than three months from inception, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value. As of December 31, 2016 and June 30, 2016, the Company had $62,751 and $683,542, respectively, in cash and no cash equivalents.

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

The following table sets forth the computation of basic earnings per share:

	Six Months Ended December 31, 2016	Six Months Ended December 31, 2015

Net loss	$(97,840)	$(34,552)

Weighted average common shares issued and Outstanding, Basic and Diluted	25,366,224	25,336,234

Net loss per share, Basic and Diluted	$-	$-

Basic net loss per common share is computed using the weighted average number of common shares outstanding. Diluted earnings per share include additional dilution from common stock equivalents, such as stock issuable pursuant to the exercise of stock options and warrants. The Company did not have any potentially dilutive securities, such as options or warrants, issued and outstanding as of December 31, 2016, and 2015.

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

There were no share-based expenses for the period from inception (December 5, 2014) to December 31, 2016.

Deferred Income Taxes and Valuation Allowance

The Company accounts for income taxes under ASC 740, Income Taxes (“ASC 740”). Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations. No deferred tax assets or liabilities were recognized as of December 31, 2016 or June 30, 2016.

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

Fair Value of Financial Instruments

The Company adopted ASC 820, Fair Value Measurements and Disclosures (“ASC 820”), for assets and liabilities measured at fair value on a recurring basis. ASC 820 establishes a common definition for fair value to be applied to existing U.S. GAAP that requires the use of fair value measurements which establishes a framework for measuring fair value and expands disclosure about such fair value measurements.

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

Fair value of financial instruments at December 31, 2016:

Fair Value Measurements Using:
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Derivative liability	$-	$-	$-

The derivative liability as of June 30, 2016 was the result of the warrants that were issued in April 2016 to Ingredion. The warrants had expiration of December 31, 2016. The warrants were exercised on November 30, 2016. The following table presents a reconciliation of the derivative liability measured at fair value on a recurring basis using significant unobservable input (Level 3) on June 30, 2016 and December 31, 2016:

Conversion feature derivative liability
Balance June 30, 2016	$1,505
Change in fair value	(1,505)
Balance December 31, 2016	$-

Related Parties

The Company follows ASC 850, Related Party Disclosures, for the identification of related parties and disclosure of related party transactions. During the period from inception (December 5, 2014) to April 21, 2016, a company owned by the Majority Shareholder, loaned the Company $170,641 to pay for professional fees and other general and administrative expenses. The Company repaid the $170,641 on April 21, 2016. As of December 31, 2016, and June 30, 2016, no amounts were owed to the Majority Shareholder for loans provided to pay for professional fees and other general and administrative expenses. As of June 30, 2016, the Company owed $500,000 to a company owned by the Company’s Majority Shareholder for product research and development services provided from April 1, 2016 through June 30, 2016. The $500,000 owed as of June 30, 2016, was paid on July 7, 2016.

On November 28, 2016, the Company entered into a patent license agreement (the “License Agreement”) with Conagen Inc. (“Conagen”), a corporation majority owned by Steven Chen, the Company’s President, Director and majority shareholder. Pursuant to the terms of the license agreement, Conagen granted to the Company an exclusive, perpetual and sub-licensable license to use its know-how, technology and intellectual property relating to development, production, distribution and commercialization of compounds, substances, products and services related to the stevia plant for use in food and beverage flavoring (the “Licensed Technology”). The license allows the Company to use the Licensed Technology in the research, development, manufacture, marketing, sale, distribution and support of the Products.

Commitments and Contingencies

The Company follows ASC 450-20, Loss Contingencies, to report accounting for contingencies. Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated. There were no commitments or contingencies as of December 31, 2016, and June 30, 2016. See Note 7 – Earnest Money Deposit/Deferred Revenue.

Recent Accounting Pronouncements

In May 2014, the FASB issued new guidance related to revenue recognition. In March, April and May 2016, the FASB issued additional amendments to the new revenue guidance relating to reporting revenue on a gross versus net basis, identifying performance obligations, licensing arrangements, collectability, noncash consideration, presentation of sales tax, and transition. This new standard will replace all current GAAP guidance on this topic and eliminate all industry specific guidance. The new revenue recognition update guidance provides a unified model to determine how revenue is recognized. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The FASB has issued several updates to the standard which i) clarify the application of the principal versus agent guidance (ASU 2016-08); ii) clarify the guidance on inconsequential and perfunctory promises and licensing (ASU 2016-10) and iii) narrow-scope improvements and practical expedients (ASU 2016-12). On July 9, 2015, the FASB voted to defer the effective date by one year to December 15, 2017 for interim and annual reporting periods beginning after that date and permitted early adoption of the standard, but not before the original effective date of December 15, 2016. Entities have the option of using either a full retrospective or a modified retrospective approach to adopt the new standard. Therefore, the new standard will be effective commencing with our quarter ending March 31, 2018. The Company is currently assessing the potential impact of this new standard on its consolidated financial statements and has not selected the transition method.

Reclassification

The Company has made certain reclassifications to conform prior periods’ data to the current presentation. These reclassifications had no effect on reported assets, liabilities or results of operations. Due to the February 2016 cancellation of 9,663,786 shares, we reduced common stock and negative additional paid in capital by 9,664 on the 2015 consolidated financial statements, and the Company effectively reduced the total shares outstanding on the 2015 consolidated financial statements by the 9,663,786 shares that were cancelled in February 2016.

Subsequent Events

The Company has evaluated subsequent events through February 14, 2017, the date of issuance of the financial statements.

NOTE 3 - GOING CONCERN

The Company's consolidated financial statements are prepared using U.S. GAAP applicable to a going concern, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. The Company had an accumulated deficit of $1,910,496 as of December 31, 2016, and a working capital deficit of $348,128 as of December 31, 2016, The Company has not established an ongoing source of revenues sufficient to cover its operating costs, and requires additional capital to continue its operating plan. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations. These factors raise substantial doubt about its ability to continue as a going concern.

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

Common Shares

On December 23, 2014, twenty-nine (29) Aceway Corp. shareholders signed stock powers agreeing to cancel 9,663,786 shares of their common stock at any time that the Company wanted to cancel such shares. In February 2016, the Company cancelled the 9,663,786 shares. On November 30, 2016, Ingredion exercised its warrants to purchase 167,219 shares of the Company’s $.001 par value common stock. The Company effectively had 25,503,453 and 25,336,234 common shares issued and outstanding as of December 31, 2016 and June 30, 2016, respectively.

Preferred shares

No preferred shares have been authorized or issued.

Stock Options and Warrants

On April 17, 2016, the Company issued two warrants to Ingredion in connection with the parties’ discussions of potential business initiatives and developments. The Company issued Ingredion two warrants that each provided Ingredion the right to acquire 0.33% of the Company’s total outstanding common stock on the exercise date, for a total of 0.66% of the total outstanding common stock on the exercise date. The exercise price of the warrants was $.001 per share. Pursuant to the terms of the warrants, Ingredion could exercise the warrants in whole or in part at any time prior to the expiration date of December 31, 2016, which was subject to extension until March 31, 2017 upon mutual agreement of the parties. The parties agreed that if they had not finalized any business relationship agreements by the expiration date, and the warrants had not been exercised, the Company would refund $1 million of the consideration paid by Ingredion upon Ingredion’s request and cancellation of one of the warrants. The business relationship agreements were finalized on November 28, 2016 with the execution of a Distribution Agreement and Ingredion exercised the warrants on November 30, 2016.

The Company has no outstanding stock options and does not have any outstanding rights to acquire securities.

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

The provision for income taxes differs from the amounts that would be provided by applying the statutory federal income tax rate of 34% to the net loss before provision for income taxes due primarily to changes in the valuation allowance to fully reserve net deferred tax assets. Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carry-forwards are expected to be available to reduce taxable income. As the achievement of required future taxable income is uncertain, the Company recorded a valuation allowance. The Company has not recorded a provision for income taxes for the three months ended December 31, 2016 and 2015 since the Company has had net operating losses since inception (December 5, 2014).

	Six Months Ended December 31, 2016	Six Months Ended December 31, 2015

Net operating loss before non-deductible items	$97,840	$34,552
Tax rate	34%	34%
Deferred tax assets	33,266	11,748
Less: Valuation allowance	(33,266)	(11,748)
Income tax expense per books	$-	$-

Due to uncertainties surrounding the Company's ability to generate future taxable income to realize deferred income tax assets arising as a result of net operating losses carried forward, the Company has not recorded any deferred income tax asset as of December 31, 2016 and 2015. The Company had accumulated losses of $1,910,496 and $102,757 as of December 31, 2016 and 2015, respectively. The net operating loss carry-forwards will begin to expire in varying amounts from year 2033, subject to eligibility as determined by respective tax regulating authorities.

Net deferred tax assets consist of the following components as of:

	December 31, 2016	December 31, 2015

Net operating loss carryover	$649,569	$34,937
Valuation allowance	(649,569)	(34,937)
Net deferred tax asset	$-	$-

NOTE 6 – RELATED PARTY TRANSACTIONS

The Company does not own or lease any real estate. The Majority Shareholder provides the Company with 200 square feet of furnished office space, which is its principal executive office. This location currently serves as the Company’s primary office for planning and implementing its business plan. This space is currently sufficient for the Company’s purposes, and management expects it to be sufficient for the foreseeable future. It is provided free of charge from the Majority Shareholder.

During the three and six months ended December 31, 2015, a company owned by the Majority Shareholder loaned the Company incremental amounts totaling $10,477 to pay for professional fees and other general and administrative expenses. No such loans were provided during the three months or six ended December 31, 2016. All amounts loaned to the Company were non-interest bearing and were due on demand. As of December 31, 2016, the balance due to a company owned by the Majority Shareholder was $0 for such loans.

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

On November 28, 2016, the Company entered into a patent license agreement (the” License Agreement”) with Conagen Inc. (“Conagen”), a corporation majority owned by Steven Chen, the Company’s President, Director and majority shareholder. Pursuant to the terms of the license agreement, Conagen granted to the Company an exclusive, perpetual and sub-licensable license to use its know-how, technology and intellectual property relating to development, production, distribution and commercialization of compounds, substances, products and services related to the stevia plant for use in food and beverage flavoring (the “Licensed Technology”). The license allows the Company to use the Licensed Technology in the research, development, manufacture, marketing, sale, distribution and support of the Products. Pursuant to the terms of the License Agreement, the Company must pay a minimum royalty to Conagen of $2 million per year beginning in the year in which there is a first commercial sale (“FCS”) of the Products, and as follows: (i) 10% of the Company’s Product net sales for the year of FCS (pro-rated, if necessary); (ii) 9% of Product net sales for the first year after FCS; (iii) 8% of Product net sales for the second year after FCS; (iv) 7% of Product net sales for the third year after FCS; (v) 6% of Product net sales for the fourth year after FCS; and (vi) 5% of Product net sales for all following years after FCS.

The amounts and terms of the above transactions may not necessarily be indicative of the amounts and terms that would have been incurred had comparable transactions been entered into with independent third parties.

NOTE 7 – EARNEST MONEY DEPOSIT / DEFERRED REVENUE

On April 17, 2016, the Company received a $2,000,000 earnest money deposit from Ingredion in connection with the parties’ discussions of potential business initiatives and developments. In addition, the Company issued two warrants to purchase shares of the Company’s common stock, $0.001 par value per share.. The two warrants provide Ingredion the right to acquire 0.33% of the Company’s total outstanding common stock on the exercise date, for a total of 0.66% of the total outstanding common stock on the exercise date. The exercise price of the warrants is $.001 per share. Pursuant to the terms of the warrants, Ingredion could exercise the warrants in whole or in part at any time prior to the expiration date of December 31, 2016, which was subject to extension until March 31, 2017 upon mutual agreement of the parties. The parties agreed that if they had not finalized any business relationship agreements by the expiration date, and the warrants had not been exercised, the Company would refund $1 million of the consideration paid by Ingredion upon Ingredion’s request and cancellation of one of the warrants. The Company recorded a $2,000,000 liability as of June 30, 2016 for this earnest money deposit. The business relationship agreements were finalized on November 28, 2016 with the execution of a Distribution Agreement and Ingredion exercised the warrants on November 30, 2016. As such, on November 30, 2016, the $2,000,000 earnest money deposit liability was eliminated and a deferred revenue liability was established in the amount of $1,999,833, to be recorded as revenue over the 5-year term of the Distribution Agreement. The remaining one hundred sixty seven dollars ($167.00) was used as consideration for the exercise of the warrants.

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

The Company is a development stage business-to-business company that intends to leverage its extensive experience and resources in managing and developing large and small private and public companies; pathway engineering; microbial platform development; and developing and supplying ingredients and biological products in the field of sweeteners to be used in its customers’ finished products. The Company intends to seek, develop and acquire, completely or a substantial interest in, companies or assets that would benefit from or that can be developed using the knowledge and expertise of the Company’s management resources.

The Company’s most significant recent business development is the development and manufacture of a high purity stevia sweetener Rebaudioside M and Rebaudioside D product (the “Products”). At the end of January 2017, a customer of the Company began using the Product in a bottled beverage trial. The Company anticipates receiving additional orders for the Product in the near future.

On November 28, 2016, the Company entered into a 5-year distribution agreement (the “Distribution Agreement”) with Ingredion Incorporated (“Ingredion”) pursuant to which Ingredion will serve as the Company’s global distributor for the Products. Pursuant to the terms of the Distribution Agreement, Ingredion will serve as the exclusive distributor of the Products other than to the Company’s intended in-house accounts (the “House Accounts”) and other than within the People’s Republic of China (the “PRC”). The Company’s House Accounts are entities with whom the Company is in active discussions regarding direct distribution of the Products. Ingredion will serve as a non-exclusive distributor of the Products in the PRC. The parties intend to initiate distribution pursuant to the terms of the Distribution Agreement within the United States and expand as the parties collaborate on respective regulatory approvals for the Products in other markets.

Also on November 28, 2016, the Company entered into a patent license agreement (the “License Agreement”) with Conagen Inc. (“Conagen”), a corporation majority owned by Steven Chen, the Company’s President, Director and majority shareholder. Pursuant to the terms of the License Agreement, Conagen granted to the Company an exclusive, perpetual and sub-licensable license to use its know-how, technology and intellectual property relating to development, production, distribution and commercialization of compounds, substances, products and services related to the stevia plant for use in food and beverage flavoring (the “Licensed Technology”). The license allows the Company to use the Licensed Technology in the research, development, manufacture, marketing, sale, distribution and support of the Products. Pursuant to the terms of the License Agreement, the Company must pay a minimum royalty to Conagen of $2 million per year beginning in the year in which there is a first commercial sale (“FCS”) of the Products, and as follows: (i) 10% of the Company’s Product net sales for the year of FCS (pro-rated, if necessary); (ii) 9% of Product net sales for the first year after FCS; (iii) 8% of Product net sales for the second year after FCS; (iv) 7% of Product net sales for the third year after FCS; (v) 6% of Product net sales for the fourth year after FCS; and (vi) 5% of Product net sales for all following years after FCS.

Results of Operations

Three Months Ended December 31, 2016 Compared to the Three Months Ended December 31, 2015 (unaudited)

The following table presents our results of operations for the three months ended December 31, 2016 and 2015:

	For the three months ended December 31,	For the three months ended December 31,
	2016	2015
Revenue	$36,161	$-
Operating Expenses
General and administrative	102,589	28,275
Total operating expenses	102,589	28,275
Operating loss	(66,428)	(28,275)
Other Income: Change in fair value of warrants	1,505	-
Net loss	$(64,923)	$(28,275)

For the three months ended December 31, 2016 and 2015, we generated revenues of $36,161 and $0, respectively, and incurred $102,589 and $28,275, respectively, in professional fees and other general and administrative expenses, resulting in an operating loss of $66,428 and $28,275, respectively. In addition, for the three months ended December 31, 2016 and 2015, we had other income of $1,505 and $0, respectively, resulting in a net loss of $64,923 and $28,275, respectively. Revenues of $36,161 is the result of amortization from November 28, 2016 through December 31, 2016 of the $1,999,833 deferred revenue recorded on November 28, 2016 in conjunction with the signing of the 5-year Distribution Agreement with Ingredion. Other income of $1,505 is the result of the settlement of the $1,505 warrant derivative liability when Ingredion exercised warrants on November 30, 2016.

Six Months Ended December 31, 2016 Compared to the Six Months Ended December 31, 2015 (unaudited)

The following table presents our results of operations for the six months ended December 31, 2016 and 2015:

	For the six months ended December 31,	For the six months ended December 31,
	2016	2015
Revenue	$36,161	$-
Operating Expenses
General and administrative	135,506	34,552
Total operating expenses	135,506	34,552
Operating loss	(99,345)	(34,552)
Other Income: Change in fair value of warrants	1,505	-
Net loss	$(97,840)	$(34,552)

For the six months ended December 31, 2016 and 2015, we generated revenues of $36,161 and $0, respectively, and incurred $135,506 and $34,552, respectively, in professional fees and other general and administrative expenses, resulting in an operating loss of $99,345 and $34,552, respectively. In addition, for the six months ended December 31, 2016 and 2015, we had other income of $1,505 and $0, respectively, resulting in a net loss of $97,840 and $34,552, respectively. Revenues of $36,161 is the result of amortization from November 28, 2016 through December 31, 2016 of the $1,999,833 deferred revenue recorded on November 28, 2016 in conjunction with the signing of the 5-year Distribution Agreement with Ingredion. Other income of $1,505 is the result of the settlement of the $1,505 warrant derivative liability when Ingredion exercised warrants on November 30, 2016.

Based upon the further research and commercialization efforts needed for our product offering, we cannot accurately predict revenue trends on a quarter-to-quarter basis.

Liquidity and Capital Resources

For the six months ended December 31, 2016, the Company incurred a net loss of $97,840. For the year ended June 30, 2016, the Company incurred a net loss of $1,744,451, $1,500,000 of which was for product research and development and the remainder of which was primarily for professional fees. During the year ended June 30, 2016, a company owned by the Majority Shareholder loaned the Company incremental amounts totaling $102,436 to pay for professional fees and other general and administrative expenses incurred during the year ended June 30, 2016. A company owned by the Majority Shareholder loaned the Company (i) incremental amounts totaling $64,005 during the period from inception (December 5, 2014) to June 30, 2015 to pay for professional fees and other general and administrative expenses, and (ii) $4,200 on July 21, 2015 to pay for professional fees accrued as of June 30, 2015. All amounts loaned to the Company were non-interest bearing and were due on demand. The Company repaid the outstanding $170,641 on April 21, 2016.

Currently we do not have sufficient capital to fund our business development for the next 12 months. We anticipate that we will need $2,000,000 to fund the next 12 months of our operations. If we are unable to meet our needs for cash from debt or equity financings, we may be unable to continue, develop, or expand our operations.

On April 17, 2016, we received $2,000,000 from Ingredion in connection with the parties’ discussions of potential business initiatives and developments. The business relationship agreements were finalized on November 28, 2016 with the execution of a Distribution Agreement. As such, on November 30, 2016, $1,999,833 of the $2,000,000 received from Ingredion was recorded as deferred revenue, to be recorded as revenue over the 5-year term of the Distribution Agreement. The remaining one hundred sixty-seven dollars ($167.00) was used as consideration for the exercise of Ingredion’s warrants, that resulted in the issuance to Ingredion of 167,219 shares of our $.001 par value common stock.

We do not have sufficient funds for any business development over the next 12 months. We do not have any material commitments for capital expenditures during the next twelve months. Therefore, our future operations may be dependent on our ability to secure additional financing. Financing transactions may include the issuance of equity or debt securities, obtaining credit facilities, or other financing mechanisms. However, the trading price, or non-trading, of our common stock or a downturn in the U.S. equity and debt markets could make it more difficult to obtain financing through the issuance of equity or debt securities. Even if we are able to raise the funds required, it is possible that we could incur unexpected costs and expenses, fail to collect significant amounts owed to us, or experience unexpected cash requirements that would force us to seek alternative financing. Furthermore, if we issue additional equity or debt securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of our common stock. The inability to obtain additional capital may restrict our ability to deploy our business model and may reduce our ability to conduct business operations. If we are unable to obtain additional financing, we may have to curtail our marketing and development plans and possibly cease our operations.

There is limited historical financial information about us on which to base an evaluation of our performance. We are a development stage company and have generated limited revenues from operations. We cannot guarantee we will be successful in our business operations. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources, possible delays in developing our products, and possible cost overruns due to the price and cost increases in supplies and services.

Working Capital Deficit	December 31, 2016	June 30, 2016	(Decrease)/Increase

Current Assets	$62,751	$704,748	$(641,997)
Current Liabilities	410,879	2,518,909	(2,108,030)
Working Capital	$(348,128)	$(1,814,161)	$1,466,033

As at December 31, 2016, our current assets were $62,751, our current liabilities were $410,879 and our negative working capital was $348,128. We have had net operating losses of $1,910,496 since the Company's inception on December 5, 2014. We had no material commitments for capital expenditures as of December 31, 2016.

We have no known demands or commitments as of December 31, 2016 and we are not aware of any events or uncertainties that will result in or that are reasonably likely to materially increase or decrease our current liquidity.

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

As of the end of the quarter covered by this report, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, the Company's Chief Executive and Chief Financial Officer concluded that the Company's disclosure controls and procedures were not effective as of December 31, 2016 due to the Company’s limited size, limited internal resources, and lack of ability to have multiple levels of transaction review.

Management is in the process of determining how best to change our current system and implement a more effective system to insure that information required to be disclosed in our periodic reports on Form 10-Q is recorded, processed, summarized and reported accurately. Our management acknowledges the existence of this problem, and intends to develop procedures to address them to the extent possible given limitations in financial and manpower resources. While management is working on a plan, no assurance can be made at this point that the implementation of such controls and procedures will be completed in a timely manner or that they will be adequate once implemented.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

We know of no material, existing or pending legal proceedings against the Company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or, to our knowledge, any registered beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

Item 1A. Risk Factors.

As a "smaller reporting company" we are not required to provide the information required by this Item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

As disclosed in the Company’s Current Report on Form 8-K filed on April 21, 2016, the Company issued warrants to purchase shares of its common stock on April 17, 2016 to Ingredion in connection with the parties’ discussions of potential business initiatives and developments. Each of the two warrants issued provided Ingredion with the right to acquire 0.33% of the Company’s total outstanding common stock on the exercise date, or a total of 0.66% of the total outstanding common stock on the exercise date, for $0.001 per share. As a commitment to the parties’ ongoing discussions, Ingredion paid to the Company the aggregate exercise price of $2 million in advance and retained the right to acquire up to 0.66% of the Company’s total outstanding common stock upon exercise of the warrants for no additional consideration at the time of exercise. The warrants were issued pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended. Additional terms of the warrants have been disclosed in the Company’s Current Report on Form 8-K filed on April 21, 2016.

On November 28, 2016, the Company and Ingredion entered into the Distribution Agreement. As such, on November 30, 2016, Ingredion exercised the warrants for no additional consideration, and the Company issued to Ingredion 167,219 shares of common stock.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

(a)

None.

(b)

There have been no material changes to the procedures by which security holders may recommend nominees to the Company’s Board of Directors implemented in the quarter ended December 31, 2016.

Item 6. Exhibits.

The following exhibits are included as part of this report:

Exhibit No. Description

10.1	Distribution Agreement by and between SweeGen, Inc. and Ingredion Incorporated, dated as of November 28, 2016*
10.2	Inter-Company Patent License Agreement by and between Conagen Inc. and SweeGen, Inc., dated as of November 28, 2016*
31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification of Principal Executive and Financial Officer
32.1	Rule 1350 Certification of Principal Executive and Financial Officer
101.INS	XBRL Instance
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculations
101.DEF	XBRL Taxonomy Extension Definitions
101.LAB	XBRL Taxonomy Extension Labels
101.PRE	XBRL Taxonomy Extension Presentation

* Portions of this exhibit have been omitted pursuant to a request for confidential treatment filed with the Securities and Exchange Commission. Omitted material for which confidential treatment has been requested has been filed separately with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SWEEGEN, INC.
(Registrant)

Dated: February 14, 2017	/s/ Steven Chen
Steven Chen
Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Director
(Principal Executive, Financial, and Accounting Officer)