Form 10-Q/A
period 2016-12-31
SweeGen, Inc.
filed 2017-02-15
CIK 1580883

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10–Q/A

(Amendment No. 1)

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q (“Amendment No. 1”) is an amendment to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2016, filed with the Securities and Exchange Commission on February 14, 2017 (the “Original Filing Date”), solely to furnish Exhibit 101 to the Form 10-Q. Exhibit 101 consists of the following materials filed with the Company’s Form 10-Q, formatted in XBRL (eXtensible Business Reporting Language):

101.INS XBRL Instance Document**

101.SCH XBRL Taxonomy Extension Schema Document**

101.CAL XBRL Taxonomy Calculation Linkbase Document**

101.DEF XBRL Taxonomy Definition Linkbase Document**

101.LAB XBRL Taxonomy Label Linkbase Document**

101.PRE XBRL Taxonomy Presentation Linkbase Document**

**

Filed herewith by amendment

This Amendment No. 1 speaks as of the Original Filing Date, does not reflect events that may have occurred subsequent to the Original Filing Date, and does not modify or update in any way disclosures made in the Form 10-Q.

PART II – OTHER INFORMATION

Item 6. Exhibits.

The following exhibits are included as part of this report:

Exhibit No.

Description

10.1	Distribution Agreement by and between SweeGen, Inc. and Ingredion Incorporated, dated as of November 28, 2016*
10.2	Inter-Company Patent License Agreement by and between Conagen Inc. and SweeGen, Inc., dated as of November 28, 2016*
31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification of Principal Executive and Financial Officer**
32.1	Rule 1350 Certification of Principal Executive and Financial Officer**
101.INS	XBRL Instance**
101.SCH	XBRL Taxonomy Extension Schema**
101.CAL	XBRL Taxonomy Extension Calculations**
101.DEF	XBRL Taxonomy Extension Definitions**
101.LAB	XBRL Taxonomy Extension Labels**
101.PRE	XBRL Taxonomy Extension Presentation**

* Portions of this exhibit have been omitted pursuant to a request for confidential treatment filed with the Securities and Exchange Commission. Omitted material for which confidential treatment has been requested has been filed separately with the Securities and Exchange Commission.

** Filed herewith by amendment.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SWEEGEN, INC.
(Registrant)

Dated: February 15, 2017	/s/ Steven Chen
Steven Chen
Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Director
(Principal Executive, Financial, and Accounting Officer)

4