Form 10-Q
period 2017-03-31
SweeGen, Inc.
filed 2017-05-16
CIK 1580883

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10–Q

(Mark One)

 X . QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

or

 X . TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company,"  and “ emerging growth company” in Rule 12b-2 of the Exchange Act (Check one).

Large accelerated filer .	Accelerated filer .
Non-accelerated filer .	Smaller reporting company X .
(Do not check if a smaller reporting company)	Emerging growth company X .

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.      .

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes      . No  X .

As of May 16, 2017, there are 25,503,453 shares of the issuer's common stock, par value $0.001, outstanding.

EXPLANATORY NOTE

SweeGen, Inc., formerly Aceway Corp., is a voluntary filer of reports required of companies with public securities under Sections 13 or 15(d) of the Securities Exchange Act of 1934 as amended.

SWEEGEN, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2017

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

SWEEGEN, INC.
(Formerly Aceway Corp.)
Consolidated Balance Sheets

	March 31, 2017	June 30, 2016
ASSETS	(Unaudited)
CURRENT ASSETS
Cash	$728	$683,542
Prepaid expenses	-	21,206
TOTAL ASSETS	$728	$704,748

LIABILITIES AND STOCKHOLDERS' DEFICIT
LIABILITIES
Current Liabilities:
Accounts payable and accrued expenses	$36,472	$517,404
Deferred Revenue	399,966	-
Derivative liability	-	1,505
Earnest money deposit	-	2,000,000
Total Current Liabilities	436,438	2,518,909

Long Term Liabilities:
Deferred Revenue	1,465,084	-
Total Long Term Liabilities	1,465,084	-

TOTAL LIABILITIES	1,901,522	2,518,909

COMMITMENTS AND CONTINGENCIES (see Note 7)

STOCKHOLDERS' DEFICIT
Common Stock, 75,000,000 shares authorized; par value $0.001; 25,503,453 and 25,336,234 issued and outstanding at March 31, 2017 and June 30, 2016, respectively	25,503	25,336
Additional paid in capital	(26,841)	(26,841)
Accumulated deficit	(1,899,456)	(1,812,656)
Total Stockholders' Deficit	(1,900,794)	(1,814,161)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$728	$704,748

The accompanying notes are an integral part of these consolidated financial statements.

SWEEGEN, INC.
(Formerly Aceway Corp.)
Consolidated Statements of Operation
(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2017	2016	2017	2016

REVENUES	$98,622	$-	$134,783	$-

OPERATING EXPENSES:
Research and development	-	1,000,000	-	1,000,000
General and administrative	87,582	66,896	223,088	101,448
Total operating expenses	87,582	1,066,896	223,088	1,101,448

Net income (loss) before other income (expense)	11,040	(1,066,896)	(88,305)	(1,101,448)

Other income: Change in fair value of warrants	-	-	1,505	-

NET INCOME (LOSS)	$11,040	$(1,066,896)	$(86,800)	$(1,101,448)
Net loss per share (Basic and Diluted)	$0.00	$(0.04)	$(0.00)	$(0.04)
Weighted average number of shares outstanding	25,503,453	25,336,234	25,411,299	25,336,234

The accompanying notes are an integral part of these consolidated financial statements.

SWEEGEN, INC.
(Formerly Aceway Corp.)
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended March 31,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(86,800)	$(1,101,448)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in prepaid expenses	21,206	-
Change in accounts payable and accrued expenses	(480,932)	995,800
Change in earnest money deposit	(2,000,000)	-
Change in deferred revenue	1,865,050	-
Change in fair value of derivative liability	(1,505)	-
Net cash used in operating activities	(682,981)	(105,648)

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from sale of common stock	167	-
Net proceeds from related parties	-	105,648
Net cash provided by financing activities	167	105,648

Net change in cash	(682,814)	-
Cash, beginning of the period	683,542	-
Cash, end of the period	$728	$-

Supplemental Disclosures:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

SWEEGEN, INC.

Notes to the Consolidated Financial Statements

March 31, 2017

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

The Company’s most significant recent business development is the development and manufacture of a high purity stevia sweetener Rebaudioside M and Rebaudioside D product (the “Products”). At the end of January 2017, a customer of the Company began using the Product in a bottled beverage trial. In February 2017, the Product received FDA no objection letter. The Company anticipates receiving additional regulatory approvals in other countries as well as orders for the Product in the near future.

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

SWEEGEN, INC.

Notes to the Consolidated Financial Statements

March 31, 2017

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

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks, money market funds, and certificates of term deposits with maturities of less than three months from inception, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value. As of March 31, 2017 and June 30, 2016, the Company had $728 and $683,542, respectively, in cash and no cash equivalents.

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

SWEEGEN, INC.

Notes to the Consolidated Financial Statements

March 31, 2017

The following table sets forth the computation of basic earnings per share:

	Nine Months Ended March 31, 2017	Nine Months Ended March 31, 2016

Net loss	$(86,800)	$(1,101,448)

Weighted average common shares issued and Outstanding, Basic and Diluted	25,411,299	25,336,234

Net loss per share, Basic and Diluted	$-	$(0.04)

Basic net loss per common share is computed using the weighted average number of common shares outstanding. Diluted earnings per share include additional dilution from common stock equivalents, such as stock issuable pursuant to the exercise of stock options and warrants. The Company did not have any potentially dilutive securities, such as options or warrants, issued and outstanding as of March 31, 2017, and June 30, 2016.

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

There were no share-based expenses for the period from inception (December 5, 2014) to March 31, 2017.

Deferred Income Taxes and Valuation Allowance

The Company accounts for income taxes under ASC 740, Income Taxes (“ASC 740”). Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations. No deferred tax assets or liabilities were recognized as of March 31, 2017 or June 30, 2016.

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

SWEEGEN, INC.

Notes to the Consolidated Financial Statements

March 31, 2017

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

The derivative liability as of June 30, 2016 was the result of the warrants that were issued in April 2016 to Ingredion. The warrants had expiration dates of December 31, 2016. The warrants were exercised on November 30, 2016. The following table presents a reconciliation of the derivative liability measured at fair value on a recurring basis using significant unobservable input (Level 3) on June 30, 2016 and March 31, 2017:

Conversion feature derivative liability
Balance June 30, 2016	$1,505
Change in fair value	(1,505)
Balance March 31, 2017	$-

Related Parties

The Company follows ASC 850, Related Party Disclosures, for the identification of related parties and disclosure of related party transactions. During the period from inception (December 5, 2014) to April 21, 2016, a company owned by the Majority Shareholder, loaned the Company $170,641 to pay for professional fees and other general and administrative expenses. The Company repaid the $170,641 on April 21, 2016. As of March 31, 2017, and June 30, 2016, no amounts were owed to the Majority Shareholder for loans provided to pay for professional fees and other general and administrative expenses. As of June 30, 2016, the Company owed $500,000 to a company owned by the Company’s Majority Shareholder for product research and development services provided from April 1, 2016 through June 30, 2016. The $500,000 owed as of June 30, 2016, was paid on July 7, 2016.

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

SWEEGEN, INC.

Notes to the Consolidated Financial Statements

March 31, 2017

Commitments and Contingencies

The Company follows ASC 450-20, Loss Contingencies, to report accounting for contingencies. Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated. There were no commitments or contingencies as of March 31, 2017, and June 30, 2016. See Note 7 – Earnest Money Deposit/Deferred Revenue.

Recent Accounting Pronouncements

In May 2014, the FASB issued new guidance related to revenue recognition. In March, April and May 2016, the FASB issued additional amendments to the new revenue guidance relating to reporting revenue on a gross versus net basis, identifying performance obligations, licensing arrangements, collectability, noncash consideration, presentation of sales tax, and transition. This new standard will replace all current GAAP guidance on this topic and eliminate all industry specific guidance. The new revenue recognition update guidance provides a unified model to determine how revenue is recognized. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The FASB has issued several updates to the standard which i) clarify the application of the principal versus agent guidance (ASU 2016-08); ii) clarify the guidance on inconsequential and perfunctory promises and licensing (ASU 2016-10) and iii) narrow-scope improvements and practical expedients (ASU 2016-12). On July 9, 2015, the FASB voted to defer the effective date by one year to December 15, 2017 for interim and annual reporting periods beginning after that date and permitted early adoption of the standard, but not before the original effective date of December 15, 2016. Entities have the option of using either a full retrospective or a modified retrospective approach to adopt the new standard. Therefore, the new standard will be effective commencing with the Company’s quarter ending March 31, 2018. The Company is currently assessing the potential impact of this new standard on its consolidated financial statements and has not selected the transition method.

Reclassification

The Company has made certain reclassifications to conform prior periods’ data to the current presentation. These reclassifications had no effect on reported assets, liabilities or results of operations. Due to the February 2016 cancellation of 9,663,786 shares, the Company reduced common stock and negative additional paid in capital by 9,664 on the fiscal year 2015 consolidated financial statements, and the Company effectively reduced the total shares outstanding on the fiscal year 2015 consolidated financial statements by the 9,663,786 shares that were cancelled in February 2016.

Subsequent Events

The Company has evaluated subsequent events through May 16, 2017, the date of issuance of the financial statements.

NOTE 3 - GOING CONCERN

The Company's consolidated financial statements are prepared using U.S. GAAP applicable to a going concern, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. The Company had an accumulated deficit of $1,899,456 as of March 31, 2017, and a working capital deficit of $435,710 as of March 31, 2017, The Company has not established an ongoing source of revenues sufficient to cover its operating costs, and requires additional capital to continue its operating plan and generate Product sales.  The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable.  If the Company is unable to obtain adequate capital and generate Product sales, it could be forced to cease operations.  These factors raise substantial doubt about its ability to continue as a going concern.

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

There is no assurance that the Company will be able to obtain sufficient additional funds when needed or that such funds, if available, will be obtainable on terms satisfactory to the Company. The obtainment of financing, the successful development of the Company’s contemplated plan of operations, or its transition, ultimately, and generation of Product sales, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

SWEEGEN, INC.

Notes to the Consolidated Financial Statements

March 31, 2017

NOTE 4 - EQUITY

Authorized Stock

The Company’s Articles of Incorporation authorize 75,000,000 shares of common stock with a par value of $0.001 per share. Each share of common stock entitles the holder to one vote, in person or proxy, on any matter on which action of the stockholders of the Company is sought.

Common Shares

On December 23, 2014, twenty-nine (29) Aceway Corp. shareholders signed stock powers agreeing to cancel 9,663,786 shares of their common stock at any time that the Company wanted to cancel such shares. In February 2016, the Company cancelled the 9,663,786 shares. On November 30, 2016, Ingredion exercised its warrants to purchase 167,219 shares of the Company’s $.001 par value common stock. The Company effectively had 25,503,453 and 25,336,234 common shares issued and outstanding as of March 31, 2017 and June 30, 2016, respectively.

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

SWEEGEN, INC.

Notes to the Consolidated Financial Statements

March 31, 2017

The provision for income taxes differs from the amounts that would be provided by applying the statutory federal income tax rate of 34% to the net loss before provision for income taxes due primarily to changes in the valuation allowance to fully reserve net deferred tax assets. Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carry-forwards are expected to be available to reduce taxable income. As the achievement of required future taxable income is uncertain, the Company recorded a valuation allowance. The Company has not recorded a provision for income taxes for the three and nine months ended March 31, 2017 and 2016 since the Company has had net operating losses since inception (December 5, 2014).

	Nine Months Ended March 31, 2017	Nine Months Ended March 31, 2016

Net operating loss before non-deductible items	$88,305	$1,101,448
Tax rate	34%	34%
Deferred tax assets	30,024	374,492
Less: Valuation allowance	(30,024)	(374,492)
Income tax expense per books	$-	$-

Due to uncertainties surrounding the Company's ability to generate future taxable income to realize deferred income tax assets arising as a result of net operating losses carried forward, the Company has not recorded any deferred income tax asset as of March 31, 2017 and 2016. The Company had accumulated losses of $1,899,456 and $1,812,656 as of March 31, 2017 and June 30, 2016, respectively. The net operating loss carry-forwards will begin to expire in varying amounts from year 2033, subject to eligibility as determined by respective tax regulating authorities.

Net deferred tax assets consist of the following components as of:

	March 31, 2017	June 30, 2016

Net operating loss carryover	$645,815	$616,303
Valuation allowance	(645,815)	(616,303)
Net deferred tax asset	$-	$-

NOTE 6 – RELATED PARTY TRANSACTIONS

The Company does not own or lease any real estate. The Majority Shareholder provides the Company with 200 square feet of furnished office space, which is its principal executive office. This location currently serves as the Company’s primary office for planning and implementing its business plan. This space is currently sufficient for the Company’s purposes, and management expects it to be sufficient for the foreseeable future. It is provided free of charge from the Majority Shareholder. The Company uses certain resources and services from an affiliated company, through common majority ownership, and is currently provided these without charge.  These resources and services are expected be provided by such affiliate company on a charged basis on commercially reasonable terms, subject to a definitive shared facility and services agreement, which the Company anticipates concluding during fiscal year 2018. The Company will acquire its own facilities, equipment and personnel when it is in a sufficient financial position, which the Company expects will result in a material impact to its financial statements of the Company.

During the three and nine months ended March 31, 2016, a company owned by the Majority Shareholder loaned the Company incremental amounts totaling $66,896 and $105,648 respectively, to pay for professional fees and other general and administrative expenses. No such loans were provided during the three months or nine months ended March 31, 2017. All amounts loaned to the Company are non-interest bearing, are due on demand and were repaid during April 2016.

During the year ended June 30, 2016, Conagen Inc. (“Conagen”), a corporation majority owned by Steven Chen, the Company’s President, Director and majority shareholder provided product research and development services to the Company valued at $1,500,000. During the year ended June 30, 2016, $1,000,000 of the $1,500,000 was paid to Conagen, resulting in a balance of $500,000 owed as of June 30, 2016 to Conagen. The $500,000 owed as of June 30, 2016 was paid on July 7, 2016. Conagen provides research and development and process development services to various companies utilizing proprietary technology. Conagen is developing proprietary products for the Company.

SWEEGEN, INC.

Notes to the Consolidated Financial Statements

March 31, 2017

On November 28, 2016, the Company entered into a patent license agreement (the” License Agreement”) with Conagen. Pursuant to the terms of the License Agreement, Conagen granted to the Company an exclusive, perpetual and sub-licensable license to use its know-how, technology and intellectual property relating to development, production, distribution and commercialization of compounds, substances, products and services related to the stevia plant for use in food and beverage flavoring (the “Licensed Technology”). The license allows the Company to use the Licensed Technology in the research, development, manufacture, marketing, sale, distribution and support of the Products. Pursuant to the terms of the License Agreement, the Company must pay a minimum royalty to Conagen of $2 million per year beginning in the year in which there is a first commercial sale (“FCS”) of the Products, and as follows: (i) 10% of the Company’s Product net sales for the year of FCS (pro-rated, if necessary); (ii) 9% of Product net sales for the first year after FCS; (iii) 8% of Product net sales for the second year after FCS; (iv) 7% of Product net sales for the third year after FCS; (v) 6% of Product net sales for the fourth year after FCS; and (vi) 5% of Product net sales for all following years after FCS.

On December 31, 2016, a company affiliated with the Company through common majority ownership, entered into an intellectual property licenses and strain access agreement with Amyris, Inc. (“Amyris”). As part of the agreement the affiliated company was to pay Amyris $10,000,000 for certain intellectual property as well as access to certain strains. On April 17, 2017 the affiliated company entered into an agreement with Amyris, to accelerate both market access and strategic positioning in the sweetener market. As part of this agreement, in lieu of cash payment of $10,000,000 under the license agreement, the owner of the affiliate company of the Company, agreed to transfer to Amyris 850,115 shares of the Company’s common stock owned by the Majority Shareholder, accounting for 3.33% of the Company’s total outstanding common stock.  These shares were transferred from the Majority Shareholder to Amyris on April 17, 2017.

The amounts and terms of the above transactions may not necessarily be indicative of the amounts and terms that would have been incurred had comparable transactions been entered into with independent third parties.

NOTE 7 – EARNEST MONEY DEPOSIT / DEFERRED REVENUE

On April 17, 2016, the Company received a $2,000,000 earnest money deposit from Ingredion in connection with the parties’ discussions of potential business initiatives and developments. In addition, the Company issued two warrants to purchase shares of the Company’s common stock, $0.001 par value per share. The two warrants provide Ingredion the right to acquire 0.33% of the Company’s total outstanding common stock on the exercise date, for a total of 0.66% of the total outstanding common stock on the exercise date. The exercise price of the warrants is $.001 per share. Pursuant to the terms of the warrants, Ingredion could exercise the warrants in whole or in part at any time prior to the expiration date of December 31, 2016, which was subject to extension until March 31, 2017 upon mutual agreement of the parties. The parties agreed that if they had not finalized any business relationship agreements by the expiration date, and the warrants had not been exercised, the Company would refund $1 million of the consideration paid by Ingredion upon Ingredion’s request and cancellation of one of the warrants. The Company recorded a $2,000,000 liability as of June 30, 2016 for this earnest money deposit. The business relationship agreements were finalized on November 28, 2016 with the execution of a Distribution Agreement and Ingredion exercised the warrants on November 30, 2016. As such, on November 30, 2016, the $2,000,000 earnest money deposit liability was eliminated and a deferred revenue liability was established in the amount of $1,999,833, to be recorded as revenue over the 5-year term of the Distribution Agreement. The remaining one hundred sixty seven dollars ($167.00) was used as consideration for the exercise of the warrants.

NOTE 8 – SUBSEQUENT EVENT

On April 7, 2017 and May 4, 2017, a company owned by the Majority Shareholder loaned the Company $9,990 and $49,975, respectively, to pay for professional fees and other general and administrative expenses.

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

On December 31, 2016, a company affiliated with the Company through common majority ownership, entered into an intellectual property licenses and strain access agreement with Amyris, Inc. (“Amyris”). As part of the agreement the affiliated company was to pay Amyris $10,000,000 for certain intellectual property as well as access to certain strains. On April 17, 2017 the affiliated company entered into an agreement with Amyris, to accelerate both market access and strategic positioning in the sweetener market. As part of this agreement, in lieu of cash payment of $10,000,000 under the license agreement, the owner of the affiliate company of the Company, agreed to transfer to Amyris 850,115 shares of the Company’s common stock owned by the Majority Shareholder, accounting for 3.33% of the Company’s total outstanding common stock.  These shares were transferred from the Majority Shareholder to Amyris on April 17, 2017.

Results of Operations

Three Months Ended March 31, 2017 Compared to the Three Months Ended March 31, 2016 (unaudited)

The following table presents our results of operations for the three months ended March 31, 2017 and 2016:

	For the three months ended March 31,	For the three months ended March 31,
	2017	2016
Revenue	$98,622	$-
Operating Expenses
Research and development	-	1,000,000
General and administrative	87,582	66,896
Total operating expenses	87,582	1,066,896
Net income (loss)	$11,040	$(1,066,896)

For the three months ended March 31, 2017 we generated revenues of $98,622 and incurred $87,852 in professional fees and other general and administrative expenses, resulting in an operating income of $11,040. Revenues of $98,622 is the result of amortization for the quarter ended March 31, 2017 of the $1,999,833 deferred revenue recorded on November 28, 2016 in conjunction with the signing of the 5-year Distribution Agreement with Ingredion. For the three months ended March 31, 2016, we incurred $1,000,000 in research and development fees and $66,896 in professional fees and other general and administrative expenses, resulting in an operating and net loss of $1,066,896. The $1,000,000 of research and development services was provided by R&D Company, which provides research and development and process development services to various companies utilizing proprietary technology. The R&D Company is developing a proprietary product for the Company.

Nine Months Ended March 31, 2017 Compared to the Nine Months Ended March 31, 2016 (unaudited)

The following table presents our results of operations for the nine months ended March 31, 2017 and 2016:

	For the nine months ended March 31,	For the nine months ended March 31,
	2017	2016
Revenue	$134,783	$-
Operating Expenses
Research and development	-	1,000,000
General and administrative	223,088	101,448
Total operating expenses	223,088	1,101,448
Operating loss	(88,305)	(1,101,448)
Other Income: Change in fair value of warrants	1,505	-
Net loss	$(86,800)	$(1,101,448)

For the nine months ended March 31, 2017 and 2016, we generated revenues of $134,783 and $0, respectively, and incurred $223,088 and $101,448, respectively, in professional fees and other general and administrative expenses, resulting in an operating loss of $88,305 and $1,101,448, respectively. In addition, for the nine months ended March 31, 2017 and 2016, we had other income of $1,505 and $0, respectively, resulting in a net loss of $86,800 and $1,101,448, respectively. Revenues of $134,783 is the result of amortization from November 28, 2016 through March 31, 2017 of the $1,999,833 deferred revenue recorded on November 28, 2016 in conjunction with the signing of the 5-year Distribution Agreement with Ingredion. Other income of $1,505 is the result of the settlement of the $1,505 warrant derivative liability when Ingredion exercised warrants on November 30, 2016.

Based upon the further research and commercialization efforts needed for our product offering, we cannot accurately predict revenue trends on a quarter-to-quarter basis.

Liquidity and Capital Resources

For the nine months ended March 31, 2017, the Company incurred a net loss of $86,800. For the year ended June 30, 2016, the Company incurred a net loss of $1,744,451, $1,500,000 of which was for product research and development and the remainder of which was primarily for professional fees. During the year ended June 30, 2016, a company owned by the Majority Shareholder loaned the Company incremental amounts totaling $102,436 to pay for professional fees and other general and administrative expenses incurred during the year ended June 30, 2016. A company owned by the Majority Shareholder loaned the Company (i) incremental amounts totaling $64,005 during the period from inception (December 5, 2014) to June 30, 2015 to pay for professional fees and other general and administrative expenses, and (ii) $4,200 on July 21, 2015 to pay for professional fees accrued as of June 30, 2015. All amounts loaned to the Company were non-interest bearing and were due on demand. The Company repaid the outstanding $170,641 on April 21, 2016. On April 7, 2017 and May 4, 2017, a company owned by the Majority Shareholder, loaned the Company $9,990 and $49,975, respectively, to pay for professional fees and other general and administrative expenses.

Currently we do not have sufficient capital to fund our business development for the next 12 months. We anticipate that we will need $1,000,000 to fund the next 12 months of our operations. If we are unable to meet our needs for cash from debt or equity financings, we may be unable to continue, develop, or expand our operations.

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

We do not have sufficient funds for any business development over the next 12 months. We do not have any material commitments for capital expenditures during the next twelve months. Therefore, our future operations may be dependent on our ability to secure additional financing and generate Product sales.  Financing transactions may include the issuance of equity or debt securities, obtaining credit facilities, or other financing mechanisms. However, the trading price, or non-trading, of our common stock or a downturn in the U.S. equity and debt markets could make it more difficult to obtain financing through the issuance of equity or debt securities. Even if we are able to raise the funds required and generate Product sales, it is possible that we could incur unexpected costs and expenses, fail to collect significant amounts owed to us, or experience unexpected cash requirements that would force us to seek alternative financing. Furthermore, if we issue additional equity or debt securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of our common stock. The inability to obtain additional capital and generate Product sales, may restrict our ability to deploy our business model and may reduce our ability to conduct business operations. If we are unable to obtain additional financing, we may have to curtail our marketing and development plans and possibly cease our operations.

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

Working Capital Deficit	March 31, 2017	June 30, 2016	(Decrease)/Increase

Current Assets	$728	$704,748	$(704,020)
Current Liabilities	436,438	2,518,909	(2,082,471)
Working Capital Deficit	$(435,710)	$(1,814,161)	$1,378,451

As at March 31, 2017, our current assets were $728, our current liabilities were $436,438 and our negative working capital was $435,710. We have had net operating losses of $1,899,456 since the Company's inception on December 5, 2014. We had no material commitments for capital expenditures as of March 31, 2017.

We have no known demands or commitments as of March 31, 2017 and we are not aware of any events or uncertainties that will result in or that are reasonably likely to materially increase or decrease our current liquidity.

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

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors. The Company uses certain resources and services from an affiliated company, through common majority ownership, and is currently provided these without charge. These resources and services are expected to be provided by such affiliate company on a charged basis on commercially reasonable terms, subject to a definitive shared facility and services agreement, which the Company anticipates concluding during fiscal year 2018. The Company will acquire its own facilities, equipment and personnel when it is in a sufficient financial position, which the Company expects will result in a material impact to its financial statements of the Company.

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

As of the end of the quarter covered by this report, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, the Company's Chief Executive and Chief Financial Officer concluded that the Company's disclosure controls and procedures were not effective as of March 31, 2017 due to the Company’s limited size, limited internal resources, and lack of ability to have multiple levels of transaction review.

Management is in the process of determining how best to change our current system and implement a more effective system to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported accurately. Our management acknowledges the existence of this problem, and intends to develop procedures to address them to the extent possible given limitations in financial and manpower resources. While management is working on a plan, no assurance can be made at this point that the implementation of such controls and procedures will be completed in a timely manner or that they will be adequate once implemented.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On December 31, 2016, an affiliated company through common majority ownership, entered into an intellectual property licenses and strain access agreement with Amyris, Inc. (“Amyris”) As part of the agreement the affiliated company was to pay Amyris $10,000,000 for certain intellectual property as well as access to certain strains. On April 17, 2017 the affiliated company entered into an agreement with Amyris, to accelerate both market access and strategic positioning in the sweetener market. As part of this agreement, in lieu of cash payment of $10,000,000 under the license agreement, the owner of the affiliate company which is also the Majority Shareholder of the Company would give 850,115 shares of SweeGen common stock, accounting for 3.33% of SweeGen. These shares were transferred from the Majority Shareholder of SweeGen to Amyris on April 17, 2017.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

(a) None.

(b) There have been no material changes to the procedures by which security holders may recommend nominees to the Company’s Board of Directors implemented in the quarter ended March 31, 2017.

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

SWEEGEN, INC.
(Registrant)

Dated: May 16, 2017	/s/ Steven Chen
Steven Chen
Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Director
(Principal Executive, Financial, and Accounting Officer)