Form 10-K
period 2017-06-30
SweeGen, Inc.
filed 2017-10-12
CIK 1580883

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2017

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 333-190547

SweeGen, Inc.

(Exact name of registrant as specified in its charter)

Nevada	80-0910515
(State of incorporation)	(I.R.S. Employer Identification No.)

30321 Esperanza Avenue, Rancho Santa Margarita, CA 92688	949-709-0583
(Address of principal executive offices)	(Registrant’s telephone number, including area code)

Securities registered under Section 12(g) of the Act:

None

____________________

•Indicate by check mark if registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. [   ] Yes [X] No

•Indicate by check mark if registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. [   ] Yes [X] No

•Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [   ] No

•Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). [X] Yes [   ] No

•Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

•Indicate by check mark whether the registrant is a large accelerated file, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company[X]

•Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [   ] Yes [X] No

The aggregate market value of Common Stock held by non-affiliates of the registrant was $0 based on a $0 average bid and ask price of such common equity, as of December 30, 2016, the last business day of the registrant’s most recently completed second fiscal quarter. (There was no bid or ask price before March 27, 2017).

As of October 12, 2017, there were 25,643,580 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

PART I

Forward-Looking Information

This Annual Report of SweeGen, Inc. on Form 10-K contains forward-looking statements, including those identified with the words, “will”, “would”, “anticipates,” “believes,” “expects,” “plans,” “intends,” “objectives,” and similar expressions. These statements reflect management’s expectations or beliefs about future events and financial performance based on factors known at the time of such statements. The reader may find discussions containing such forward-looking statements in the material set forth under “Management’s Discussion and Analysis and Plan of Operations,” generally, and specifically therein under the captions “Liquidity and Capital Resources” as well as elsewhere in this Annual Report on Form 10-K. Actual events or results may differ materially from those discussed herein. The forward-looking statements specified in the following information have been compiled by our management on the basis of assumptions made by management and considered by management to be reasonable. Our future operating results, however, are impossible to predict and no representation, guaranty, or warranty is to be inferred from those forward-looking statements. The assumptions used for purposes of the forward-looking statements specified in the following information represent estimates of future events and are subject to uncertainty as to possible changes in economic, legislative, industry, and other circumstances. As a result, the identification and interpretation of data and other information and their use in developing and selecting assumptions from and among reasonable alternatives require the exercise of judgment. To the extent that the assumed events do not occur, the outcome may vary substantially from anticipated or projected results, and, accordingly, no opinion is expressed on the achievability of those forward-looking statements. No assurance can be given that any of the assumptions relating to the forward-looking statements specified in the following information are accurate, and we assume no obligation to update any such forward-looking statements.

ITEM 1. BUSINESS.

Throughout this Annual Report on Form 10-K, the terms “SWEE”, “Registrant,” “we,” “us,” “our,” and “the Company” refer to SweeGen, Inc., a Nevada corporation that was formerly known as Aceway Corp. prior to its name change in December 2014. The term “Business Commencement” refers to the date the company commenced business operations (December 5, 2014).

Introduction

SweeGen, Inc., formerly Aceway Corp. (the “Company”), is a Nevada corporation incorporated on April 1, 2013. The Company is a development stage business-to-business company that intends to leverage its management team’s extensive experience and resources in managing and developing large and small private and public companies; pathway engineering; microbial platform development; and developing and supplying ingredients and biological products in the field of sweeteners to be used in its customers’ finished products. The Company intends to seek, develop and acquire, completely or a substantial interest in, companies or assets that would benefit from or that can be developed using the knowledge and expertise of the Company’s management resources.

On December 23, 2014, the Company entered into a share exchange agreement (the “Exchange Agreement”) with Phytosub, Inc. (“Phytosub”) and the shareholder of Phytosub (the “Phytosub Shareholder”), pursuant to which the Phytosub Shareholder transferred all of the issued and outstanding capital stock of Phytosub to the Company in exchange for 25,000,000 shares of common stock of the Company (the “Share Exchange”). The transaction closed on December 23, 2014. As a result, Phytosub, a Nevada corporation formed on December 5, 2014, became a wholly owned subsidiary of the Company, and the Phytosub Shareholder acquired a controlling interest in the Company. For accounting purposes, the Share Exchange was treated as an acquisition of Aceway Corp. and a recapitalization of PhytoSub. PhytoSub is the accounting acquirer, and the results of its operations carryover. Accordingly, the operations of Aceway Corp. are not carried over and have been adjusted to $0.

On December 23, 2014, the Company entered into a purchase agreement (the “Purchase Agreement”) with Armando Espinoza, a former officer and director of the Company, pursuant to which the Company sold and transferred all assets of the Company existing prior to the consummation of the Share Exchange to Mr. Espinoza. The transaction closed on December 23, 2014. In consideration for the transfer of such assets, Mr. Espinoza (i) surrendered for cancellation 25,000,000 shares of the Company’s common stock owned by him; and (ii) assumed any and all liabilities of the Company existing prior to the consummation of the Share Exchange and agreed to assume any and all liabilities of the Company later asserted against the Company that related to the Company’s operations prior to the consummation of the Share Exchange. Due to the cancellation of Mr. Espinoza’s 25,000,000 shares and the issuance of 25,000,000 shares to Phytosub pursuant to the Exchange Agreement, the Company had 35,000,020 shares of common stock par value $0.001 per share, immediately following the closing of issued and outstanding the transactions described above.

On December 23, 2014, twenty-nine (29) Aceway Corp. stockholders delivered certificates and signed stock powers agreeing to cancel 9,663,786 shares of their common stock at any time that the company wanted to cancel such shares. In February 2016, the Company cancelled the 9,663,786 shares. The Company had 25,336,234 shares of common stock issued and outstanding after giving effect to the cancellation.

On November 28, 2016, the Company entered into a five-year distribution agreement (the “Distribution Agreement”) with Ingredion Incorporated (“Ingredion”). Pursuant to the terms of the Distribution Agreement, Ingredion will serve as the exclusive worldwide distributor of the Products other than to the Company’s intended in-house accounts (the “House Accounts”) except within the People’s Republic of China (the “PRC”). Ingredion will serve as a non-exclusive distributor of the Products in the PRC. The parties intend to initiate distribution pursuant to the terms of the Distribution Agreement within the United States and expand as the parties collaborate on respective regulatory approvals for the Products in other markets.

The Company’s most significant recent business development is the commercialization of high purity stevia sweetener products known as Rebaudioside M and Rebaudioside D (the “Products”). At the end of January 2017, a customer of the Company began using the Rebaudioside M Product in a bottled beverage trial. In February, 2017, U.S. FDA issued GRAS (Generally Recognized as Safe) No Objection Letter for the Company’s Rebaudioside M Product. In July 2017, the Company’s Rebaudioside D Product was confirmed GRAS.  In August 2017, the Company’s Rebaudioside M Product received Non-GMO Project Verification.

As of the date of this filing the Company has received purchase orders totaling one million five hundred one thousand three hundred and sixty-four dollars ($1,501,364) for which the Company has since partially shipped to customers. The Company anticipates continuing to receive increasing amounts of purchase orders as the Products obtain additional regulatory approvals and independent verifications in the Company’s various markets.

Employees

We had no employees for the fiscal year ended June 30, 2017. Steven Chen (herein referred to as the “Majority Shareholder”), our majority shareholder and a director, provides services at no charge as our president, chief executive officer and chief financial officer. In August, 2017, the Company hired a Controller, and the Company will continue to hire employees and consultants to aid us with marketing, regulatory filings, legal, operations, accounting and reporting matters.

ITEM 1A. RISK FACTORS.

As a “smaller reporting company,” we are not required to provide the information required by this Item.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. PROPERTIES.

We do not own any real property. The Majority Shareholder provides to the Company on a rent-free basis 200 square feet of furnished office space in Rancho Santa Margarita, California, which is our principal executive office, and provides to the Company at no cost all the utilities, equipment, inventory management, warehouse, IT, shipping and logistics supports and services necessary for the Company to conduct its business (the “Facility and Supports”). We expect to enter into a facility sharing agreement with the Majority Shareholder in the future to begin paying market rates for the Facility and Supports.

ITEM 3. LEGAL PROCEEDINGS.

Neither we nor our property are party to any pending or, to our knowledge, threatened legal proceeding.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock is quoted on the OTC Bulletin Board under the symbol “SWEE”. Our stock was approved for quotation on the OTCBB on June 5, 2014. However, no stockholders sold or bought shares of our stock on the open market until March 27, 2017.

On November 30, 2016, Ingredion exercised its warrants to purchase 167,219 shares of the Company’s $.001 par value common stock.

Holders

As of June 30, 2017, there were approximately 33 stockholders of record with respect to shares of our common stock, and as of the date of this filing there were approximately 43 stockholders of record with respect to shares of our common stock

Penny Stock Regulations

The SEC has adopted regulations which generally define “penny stock” to be an equity security that has a market price of less than $5.00 per share. Our common stock falls within the definition of penny stock and subject to rules that impose additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and accredited investors.

For transactions covered by these rules, the broker-dealer must make a special suitability determination for the purchase of such securities and have received the purchaser’s prior written consent to the transaction. Additionally, for any transaction, other than exempt transactions, involving a penny stock, the rules require the delivery, prior to the transaction, of a risk disclosure document mandated by the SEC relating to the penny stock market. The broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and, if the broker-dealer is the sole market-maker, the broker-dealer must disclose this fact and the broker-dealer’s presumed control over the market. Finally, monthly statements must be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks. Consequently, the “penny stock” rules may restrict the ability of broker-dealers to sell our common stock and may affect the ability of investors to sell their common stock in the secondary market.

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

Securities Authorized for Issuance under Equity Compensation Plans.

None

Recent Sales of Unregistered Securities

There were no sales of unregistered securities during the period from Business Commencement to June 30, 2017 other than those transactions previously reported to the SEC on the Company’s quarterly reports on Form 10-Q and current reports on Form 8-K.

Re-Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

ITEM 6. SELECTED FINANCIAL DATA

As a “smaller reporting company,” we are not required to provide the information required by this Item.

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

On December 23, 2014, twenty-nine (29) Aceway Corp. stockholders delivered certificates and signed stock powers agreeing to cancel 9,663,786 shares of their common stock at any time that the company wanted to cancel such shares. In February 2016, the Company cancelled the 9,663,786 shares. The Company’s issued and outstanding shares of common stock at June 30, 2016 was 25,336,234.

On April 17, 2016, the Company received a $2,000,000 earnest money deposit from Ingredion Incorporated (“Ingredion”) in connection with the parties’ discussions of potential business initiatives and developments. In addition, the Company issued two warrants to purchase shares of the Company’s common stock, $0.001 par value per share. Each warrant provided Ingredion the right to acquire 0.33% of the Company’s total outstanding common stock on the exercise date, for a total of 0.66% of the total outstanding common stock on the exercise date, equal to 167,219 shares of common stock. The exercise price of the warrants was $.001 per share. Pursuant to the terms of the warrants, Ingredion could exercise the warrants in whole or in part at any time prior to the expiration date of December 31, 2016, which was subject to extension until March 31, 2017 upon mutual agreement of the parties. The parties agreed that if they had not finalized any business relationship agreements by the expiration date, and the warrants had not been exercised, the Company would refund $1 million of the consideration paid by Ingredion upon Ingredion’s request and cancellation of one of the warrants. The Company recorded a $2,000,000 liability as of June 30, 2016 for this earnest money deposit.

On November 28, 2016, the Ingredion business relationship agreements were finalized with the execution of a 5-year distribution agreement (the “Distribution Agreement”) with Ingredion pursuant to which Ingredion will serve as the Company’s global distributor for the Products. Pursuant to the terms of the Distribution Agreement, Ingredion will serve as the exclusive distributor of the Products other than to the Company’s intended in-house accounts (the “House Accounts”) and other than within the People’s Republic of China (the “PRC”). Ingredion will serve as a non-exclusive distributor of the Products in the PRC. The parties intend to initiate distribution pursuant to the terms of the Distribution Agreement within the United States and expand as the parties collaborate on respective regulatory approvals for the Products in other markets.

On November 30, 2016, Ingredion exercised the warrants to purchase 167,219 shares of the Company’s $.001 par value common stock.  As such, on November 30, 2016, the $2,000,000 earnest money deposit liability was eliminated and a deferred revenue liability was established in the amount of $1,999,833, to be recorded as revenue over the 5-year term of the Distribution Agreement.  The remaining one hundred sixty-seven dollars ($167.00) was used as consideration for the exercise of the warrants and recorded to common stock for the par value of the 167,219 shares of common stock that Ingredion purchased.  As discussed in Note 2 to the Consolidated Financial Statements, Summary of Significant Accounting Policies, in the fourth quarter of 2017 we corrected the accounting treatment to record the $2,000,000 as a sale of equity.  As such, the Deferred Revenue Liability of $1,865,050 as of March 31, 2017 and Revenue amounts of $36,161 recorded in the second quarter of 2017 and $98,622 recorded in the third quarter of 2017 were reclassified to Additional Paid In Capital in the total amount of $1,999,833, The Company’s issued and outstanding shares of common stock at June 30, 2017 is 25,503,453.  No amounts have been expended or earned under the Distribution agreement through June 30, 2017.

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

The Company’s most significant recent business development is the commercialization of high purity stevia sweetener products known as Rebaudioside M and Rebaudioside D (the “Products”). At the end of January 2017, a customer of the Company began using the Rebaudioside M Product in a bottled beverage trial. In February, 2017, U.S. FDA issued GRAS (Generally Recognized as Safe) No Objection Letter for the Company’s Rebaudioside M Product. In July 2017, the Company’s Rebaudioside D Product was confirmed GRAS.  In August 2017, the Company’s Rebaudioside M Product received Non-GMO Project Verification.

As of the date of this filing the Company has received purchase orders totaling one million five hundred one thousand three hundred and sixty-four dollars ($1,501,364) for which the Company has since partially shipped to customers. The Company anticipates continuing to receive increasing amounts of purchase orders as the Products obtain additional regulatory approvals and independent verifications in the Company’s various markets.

Results of Operations

Year ended June 30, 2017 compared to year ended June 30, 2016

The following table presents our results of operations for the years ended June 30, 2017 and 2016.

	Year ended June 30, 2017	Year ended June 30, 2016
Revenues	$-	$-
Operating Expenses:
Research and development	40,751	1,500,000
General and administrative	401,541	244,451
Total operating expenses	442,292	1,744,451

Net loss before other income	(442,292)	(1,744,451)

Other income: Change in fair value of warrants	1,505	-

Net loss	$(440,787)	$(1,744,451)

For the years ended June 30, 2017 and 2016, we did not generate any revenues, we incurred research and development fees of $40,751 and $1,500,000, respectively and we incurred $401,541 and $244,451, respectively, in professional fees and other general and administrative expenses, resulting in an operating loss of $442,292 and $1,744,451, respectively. In addition, for the years ended June 30, 2017 and 2016, we had other income of $1,505 and $0, respectively, resulting in a net loss of $440,787 and $1,744,451, respectively. Other income of $1,505 is the result of the settlement of the $1,505 warrant derivative liability when Ingredion exercised the warrants on November 30, 2016.

Based upon the further research and commercialization efforts needed for our product offering, we cannot accurately predict revenue trends on a quarter-to-quarter basis.

Liquidity and Capital Resources

As of June 30, 2017, we had $10,450 in cash and a working capital deficit of $254,948, as compared to $683,542 in cash and a working capital deficit of $1,814,161 as of June 30, 2016.

For the year ended June 30, 2017, we incurred $40,751 in research and development fees and $401,541 in professional fees and other general and administrative expenses. During the fiscal years ended June 30, 2017, and June 30, 2016, a company owned by the Majority Shareholder loaned the Company incremental amounts totaling $186,514 and $102,436, to pay for professional fees and other general and administrative expenses incurred during those years. All amounts loaned to the Company were non-interest bearing and were due on demand. On April 21, 2016, we repaid $170,641, which included the $102,436 borrowed during fiscal year 2016 and $68,205 owed from the prior fiscal year, and this payment extinguished all amounts owed as of that date.

As of the date of this filing the Company has received purchase orders totaling one million five hundred one thousand three hundred and sixty-four dollars ($1,501,364) for which the Company has since partially shipped to customers. The Company anticipates continuing to receive increasing amounts of purchase orders as the Products obtain additional regulatory approvals and independent verifications in the Company’s various markets.

We have no credit lines as of June 30, 2017, nor have we ever had a credit line since Business Commencement.

Inflation and changing prices have had no effect on our continuing operations over our two most recent fiscal years.

We have no off-balance sheet arrangements as defined in Item 303(a) of Regulation S-K.

On August 11, 2017, the Company completed a private placement sale of 140,127 shares of its common stock, $0.001 par value per share, generating proceeds of $1,648,318.

Currently we do not have sufficient capital to fund our operations for the next 12 months. We anticipate that capital requirements will increase during fiscal year 2018 due to recently received and anticipated future purchase orders from customers, and an increase of operating expenses that accompanies product shipment activity. We will need $1,000,000 to fund the next 12 months of our operations, and if we are unable to meet our needs for cash from debt or equity financings, we may be unable to continue, develop, or expand our operations.

We do not have sufficient funds for any business development over the next 12 months. We do not have any material commitments for capital expenditures during the next twelve months. We may seek to raise additional funds in the future particularly if we begin to deploy our business plan. Therefore, our future operations may be dependent on our ability to secure additional financing. Financing transactions may include the issuance of equity or debt securities, obtaining credit facilities, or other financing mechanisms. However, the trading price, or the low amount of trading, of our common stock or a downturn in the U.S. equity and debt markets could make it more difficult to obtain financing through the issuance of equity or debt securities. Even if we are able to raise the funds required, it is possible that we could incur unexpected costs and expenses, fail to collect significant amounts owed to us, or experience unexpected cash requirements that would force us to seek alternative financing. Furthermore, if we issue additional equity or debt securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of our common stock. The inability to obtain additional capital may restrict our ability to deploy our business model and may reduce our ability to conduct business operations. If we are unable to obtain additional financing, we may have to curtail our marketing and development plans and possibly cease our operations.

There is limited historical financial information about us on which to base an evaluation of our performance. We are a development stage company and have generated relatively small amount of revenues from operations. We cannot guarantee we will be successful in our business operations. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources, possible delays in developing our products, and possible cost overruns due to the price and cost increases in supplies and services.

Critical Accounting Policies

We prepare our consolidated financial statements in conformity with Generally Accepted Accounting Principles (“U.S. GAAP”), which requires management to make certain estimates and apply judgments. We base our estimates and judgments on historical experience, current trends and other factors that management believes to be important at the time the condensed consolidated financial statements are prepared. On a regular basis, we review our accounting policies and how they are applied and disclosed in our consolidated financial statements. Specific Accounting Policies are contained in Item 8, Note 2 of this document.

While we believe that the historical experience, current trends and other factors considered support the preparation of our consolidated financial statements, in conformity with U.S. GAAP, actual results could differ from our estimates and such differences could be material.

Off Balance Sheet Arrangements

We do not engage in any activities involving variable interest entities or off-balance sheet arrangements.

Recent Accounting Pronouncements

The Company assesses any new accounting pronouncements to determine their applicability to the Company. Where it is determined that a new accounting pronouncement affects the Company’s financial reporting, the Company undertakes a study to determine the consequence of the change to its consolidated financial statements and assures that there are proper controls in place to ascertain that the Company’s financials properly reflect the change. Given the lack of operating activities, management has not devoted substantial effort into studying or identifying recent accounting pronouncements that may be applicable to the Company’s future operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a “smaller reporting company”, we are not required to provide the information required by this Item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of SweeGen, Inc.

We have audited the accompanying consolidated balance sheets of SweeGen, Inc. (“Company”) as of June 30, 2016 and 2017, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for each of the years ended June 30, 2016 and 2017. SweeGen, Inc.’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of SweeGen, Inc. as of June 30, 2016 and 2017, and the results of its operations and its cash flows for each of the years ended June 30, 2016 and 2017, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company has suffered recurring losses from operations since the date that the Company commenced business operations (December 5, 2014) and has an accumulated deficit of $2,253,443 with no established revenue or source of funding, which raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/HASKELL & WHITE LLP

Irvine, California

October 12, 2017

SWEEGEN, INC.
(Formerly Aceway Corp.)
Consolidated Balance Sheets

	June 30, 2017	June 30, 2016

CURRENT ASSETS
Cash	$10,450	$683,542
Prepaid expenses	-	21,206
TOTAL ASSETS	$10,450	$704,748

LIABILITIES AND STOCKHOLDERS' DEFICIT
LIABILITIES
Current Liabilities:
Accounts payable and accrued expenses	$78,884	$517,404
Due to related parties	186,514	-
Derivative liability	-	1,505
Earnest money deposit	-	2,000,000
Total Current Liabilities	265,398	2,518,909

TOTAL LIABILITIES	265,398	2,518,909

COMMITMENTS AND CONTINGENCIES (see Note 7)

STOCKHOLDERS' DEFICIT
Common Stock, 75,000,000 shares authorized; par value $0.001; 25,503,453 and 25,336,234 issued and outstanding at June 30, 2017 and June 30, 2016, respectively	25,503	25,336
Additional paid in capital	1,972,992	(26,841)
Accumulated deficit	(2,253,443)	(1,812,656)
Total Stockholders' Deficit	(254,948)	(1,814,161)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$10,450	$704,748

The accompanying notes are an integral part of these consolidated financial statements.

SWEEGEN, INC.
(Formerly Aceway Corp.)
Consolidated Statements of Operations

	Years Ended
	June 30, 2017	June 30, 2016

REVENUES	$-	$-

OPERATING EXPENSES:
Research and development	40,751	1,500,000
General and administrative	401,541	244,451
Total operating expenses	442,292	1,744,451

Net loss before other income	(442,292)	(1,744,451)

Other income: Change in fair value of warrants	1,505	-

NET LOSS	$(440,787)	$(1,744,451)

Net loss per share (Basic and Diluted)	$(0.02)	$(0.07)

Weighted Average Number of Shares
Outstanding - Basic and Diluted	25,434,275	25,336,234

The accompanying notes are an integral part of these consolidated financial statements.

SWEEGEN, INC.
(Formerly Aceway Corp.)
Consolidated Statement of Changes in Stockholders' Deficit
For the Years Ended June 30, 2017 and 2016

	Common Stock		Additional Paid in		Total
				Accumulated	Stockholder's
	Shares	Amount	Capital	Deficit	Deficit

Balance, June 30, 2015	35,000,020	$35,000	$(35,000)	$(68,205)	$(68,205)

Shares Cancelled	(9,663,786)	(9,664)	9,664	-	-

Derivative value of warrants issued	-	-	(1,505)	-	(1,505)

Net loss	-	-	-	(1,744,451)	(1,744,451)

Balance, June 30, 2016	25,336,234	25,336	(26,841)	(1,812,656)	(1,814,161)

Shares issued	167,219	167	1,999,833	-	2,000,000

Net loss	-	-	-	(440,787)	(440,787)

Balance, June 30, 2017	25,503,453	$25,503	$1,972,992	$(2,253,443)	$(254,948)

SWEEGEN, INC.
(Formerly Aceway Corp.)
Consolidated Statements of Cash Flows

	Years Ended June 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(440,787)	$(1,744,451)

Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Increase (decrease) in cash due to change in:
Prepaid expenses	21,206	-
Accounts payable and accrued expenses	(438,520)	513,204
Due from related parties	-	(21,206)
Due to related parties	186,514	(64,005)
Fair value of derivative liability	(1,505)	-
*Earnest money deposit	(2,000,000)	2,000,000
Net cash (used in) provided by operating activities	(2,673,092)	683,542

CASH FLOWS FROM FINANCING ACTIVITIES
*Net proceeds from sale of common stock	2,000,000	-
Net cash provided by financing activities	2,000,000	-

Net change in cash	(673,092)	683,542
Cash, beginning of the year	683,542	-
Cash, end of the year	$10,450	$683,542

Supplemental Disclosures:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

* Technically - non-cash transfers in 2017
Deposit transferred to Equity

The accompanying notes are an integral part of these consolidated financial statements.

SWEEGEN, INC.

Notes to the Consolidated Financial Statements

For the Years Ended June 30, 2017 and 2016

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

SweeGen, Inc., formerly Aceway Corp. (the “Company”), is a Nevada corporation incorporated on April 1, 2013. On December 23, 2014, the Company entered into a share exchange agreement (the “Exchange Agreement”) with Phytosub, Inc. (“Phytosub”), and the shareholder of Phytosub (the “Phytosub Shareholder”), pursuant to which the Phytosub Shareholder transferred all of the issued and outstanding capital stock of Phytosub to the Company in exchange for 25,000,000 shares of common stock of the Company. The transaction closed on December 23, 2014. As a result, Phytosub, a Nevada corporation formed on December 5, 2014, became a wholly owned subsidiary of the Company and the Phytosub Shareholder acquired a controlling interest in the Company (the “Share Exchange”). For accounting purposes, the Share Exchange was treated as an acquisition of Aceway Corp. and a recapitalization of PhytoSub. PhytoSub is the accounting acquirer and the results of its operations carryover. Accordingly, the operations of Aceway Corp. are not carried over and have been adjusted to $0.

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

On December 23, 2014, twenty-nine (29) Aceway Corp. stockholders delivered certificates and signed stock powers agreeing to cancel 9,663,786 shares of their common stock at any time that the company wanted to cancel such shares. In February 2016, the Company cancelled the 9,663,786 shares. The Company’s issued and outstanding shares of common stock became 25,336,234 after giving effect to the cancellation.

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

The Company’s most significant recent business development is the commercialization of high purity stevia sweetener products known as Rebaudioside M and Rebaudioside D (the “Products”). At the end of January 2017, a customer of the Company began using the Rebaudioside M Product in a bottled beverage trial. In February, 2017, U.S. FDA issued GRAS (Generally Recognized as Safe) No Objection Letter for the Company’s Rebaudioside M Product. In July 2017, the Company’s Rebaudioside D Product was confirmed GRAS.  In August 2017, the Company’s Rebaudioside M Product received Non-GMO Project Verification.

As of the date of this filing the Company has received purchase orders totaling one million five hundred one thousand three hundred and sixty-four dollars ($1,501,364) for which the Company has since partially shipped to customers. The Company anticipates continuing to receive increasing amounts of purchase orders as the Products obtain additional regulatory approvals and independent verifications in the Company’s various markets.

SWEEGEN, INC.

Notes to the Consolidated Financial Statements

For the Years Ended June 30, 2017 and 2016

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of SweeGen, Inc., and its wholly owned subsidiary Phytosub. All significant inter-company balances and transactions have been eliminated.

Correction of Prior Accounting

As discussed in Note 7, on November 30, 2016, the $2,000,000 earnest money deposit liability from the Company’s transaction with Ingredion Inc. was eliminated and a deferred revenue liability was established in the amount of $1,999,833, to be recorded as revenue over the 5-year term of the Distribution Agreement. The remaining $167 was recorded as Common Stock for the par value of the 167,219 shares of common stock that Ingredion purchased. On November 30, 2016, management did not consider all significant terms of the agreements and negotiations with Ingredion in determining the accounting for the $2,000,000 earnest money deposit. Upon reevaluating all information available in the fourth quarter of 2017, we corrected this accounting treatment by reclassifying the Deferred Revenue Liability of $1,865,050 as of March 31, 2017 and reversing previously recognized Revenue amounts of $36,161 recorded in the second quarter of 2017 and $98,622 recorded in the third quarter of 2017 to Additional Paid In Capital in the amount of $1,999,833. Subsequent to June 30, 2017, in September 2017 the Company further clarified the transaction with Ingredion, Inc. in order to memorialize the mutual intent of the parties that the $2,000,000 be treated as Ingredion Inc.’s investment in the equity of the Company.

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

Net Loss Per Share of Common Stock

U.S. GAAP requires a reconciliation of the numerator and denominator of the basic earnings per share computation. In the accompanying consolidated financial statements, basic earnings (loss) per share are computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period.

The following table sets forth the computation of basic earnings per share:

	Twelve months ended June 30, 2017	Twelve months ended June 30, 2016

Net loss	$(440,787)	$(1,744,451)

Weighted average common shares issued and outstanding, basic and diluted	25,434,275	25,336,234

Net loss per share, basic and diluted	$(0.02)	$(0.07)

Basic net loss per common share is computed using the weighted average number of common shares outstanding. Diluted loss per share includes additional dilution from common stock equivalents, such as stock issuable pursuant to the exercise of stock options and warrants. Common stock equivalents, totaling 0 and 167,219 at June 30, 2017 and 2016, respectively, were not included in the computation of diluted earnings per share on the consolidated statement of operations because the Company reported a net loss in both years and to do so would be anti-dilutive. The Company had no potentially dilutive securities, such as options or warrants, issued and outstanding as of June 30, 2017.

SWEEGEN, INC.

Notes to the Consolidated Financial Statements

For the Years Ended June 30, 2017 and 2016

Share-based Expenses

Share-based payment transactions include incurring liabilities or issuing or offering to issue shares, options or other equity instruments such as employee stock ownership plans and stock appreciation rights. Share-based payments to employees, including grants of employee stock options, are recognized as compensation expense in the consolidated financial statements based on their fair values. That expense is recognized over the period during which an employee is required to provide services in exchange for the award, known as the requisite service period (usually the vesting period).

The Company accounts for share-based compensation based on the fair value of whichever is more reliably measurable: (a) the goods or services received; or (b) the equity instruments issued. The fair value of the share-based payment transaction is determined at the earlier of performance commitment date or performance completion date.

There were no share-based expenses for the period from Business Commencement to June 30, 2017.

Deferred Income Taxes and Valuation Allowance

Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the consolidated financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations. No net deferred tax assets or liabilities were recognized as of June 30, 2017 and 2016.

Concentrations of Credit Risk

The Company’s financial instruments that are exposed to concentrations of credit risk primarily consist of its cash and cash equivalents and related party payables it will likely incur in the near future. The Company places its cash with financial institutions of high credit worthiness. At times, its cash with a particular financial institution may exceed any applicable government insurance limits. The Company’s management plans to assess the financial strength and credit worthiness of any parties to which it extends funds, and as such, it believes that any associated credit risk exposures are limited.

Fair Value of Financial Instruments

Assets and liabilities are measured at fair value on a recurring basis. U.S. GAAP establishes a common definition for fair value to be applied that requires the use of fair value measurements, which establishes a framework for measuring fair value and expands disclosure about such fair value measurements.

U.S. GAAP defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Additionally, ASC 820 requires the use of valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. These inputs are prioritized below:

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

The Company did not have any financial instruments at June 30, 2017.

SWEEGEN, INC.

Notes to the Consolidated Financial Statements

For the Years Ended June 30, 2017 and 2016

The fair value of financial instruments at June 30, 2016 was as follows:

	Fair Value Measurements Using:
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Derivative liability	$-	$-	$1,505

The derivative liability is the result of the warrants that were issued on April 17, 2016 and exercised on November 28, 2016. The following table presents a reconciliation of the derivative liability measured at fair value on a recurring basis using significant unobservable inputs (Level 3) on April 17, 2016, June 30, 2016 and June 30, 2017:

Conversion feature derivative liability
Balance April 17, 2016	$1,505
Change in fair value	-
Balance June 30, 2016	1,505
Change in fair value	(1,505)
Balance June 30, 2017	$-

Related Parties

The Company maintains procedures for the identification of related parties and disclosure of related party transactions. During the period from Business Commencement to April 21, 2016, a company owned by the Majority Shareholder, loaned the Company $170,641 to pay for professional fees and other general and administrative expenses which the Company repaid on April 21, 2016. During fiscal year 2017, a company owned by the Majority Shareholder loaned the Company $186,514. As of June 30, 2017, and 2016, the Company owed $186,514 and $0, respectively, to a company owned by the Majority Shareholder for loans provided to pay for professional fees and other general and administrative expenses. During the years ended June 30, 2017 and 2016, the Company paid $500,000 and $1,000,000, respectively, to a company owned by the Majority Shareholder for product research and development services. As of June 30, 2017, and 2016, the Company owed $0 and $500,000, respectively, to a company owned by the Company’s Majority Shareholder for product research and development services provided from April 1, 2016 through June 30, 2016. The $500,000 owed as of June 30, 2016 was paid on July 7, 2016.

Commitments and Contingencies

Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated. There were no commitments or contingencies as of June 30, 2017 and 2016. See Note 7 – Earnest Money Deposit.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers.” The revenue recognition standard affects all entities that have contracts with customers, except for certain items. The new revenue recognition standard eliminates the transaction-and industry-specific revenue recognition guidance under current U.S. GAAP and replaces it with a principle-based approach for determining revenue recognition. Public entities are required to adopt the revenue recognition standard for reporting periods beginning after December 15, 2016, and interim and annual reporting periods thereafter. Early adoption is not permitted for public entities. The Company has reviewed the applicable ASU and due to the absence of revenues, believes that there will be no material effect on the consolidated financial statements for fiscal year 2017.

SWEEGEN, INC.

Notes to the Consolidated Financial Statements

For the Years Ended June 30, 2017 and 2016

In June 2014, the FASB issued ASU No. 2014-12, “Compensation — Stock Compensation (Topic 718), Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period.” A performance target in a share-based payment that affects vesting and that could be achieved after the requisite service period should be accounted for as a performance condition under ASC 718. As a result, the target is not reflected in the estimation of the award’s grant date fair value. Compensation cost would be recognized over the required service period if it is probable that the performance condition will be achieved. The guidance is effective for annual periods beginning after December 2015 and interim periods within those annual periods. Early adoption is permitted. Management has reviewed the ASU and believes that the Company currently accounts for these awards in a manner consistent with the new guidance. Therefore, there is no anticipation of any effect to the consolidated financial statements.

In August 2014, the FASB issued ASU No. 2014-15, “Presentation of Financial Statements – Going Concern (Subtopic 205-40), Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern.” Under U.S. GAAP, continuation of a reporting entity as a going concern is presumed as the basis for preparing financial statements unless and until the entity’s liquidation becomes imminent. Preparation of financial statements under this presumption is commonly referred to as the going concern basis of accounting. If and when an entity’s liquidation becomes imminent, financial statements should be prepared under the liquidation basis of accounting in accordance with Subtopic 205-30 of this ASU, “Presentation of Financial Statements—Liquidation Basis of Accounting.” Even when an entity’s liquidation is not imminent, there may be conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern. In those situations, financial statements should continue to be prepared under the going concern basis of accounting, but the amendments in this ASU should be followed to determine whether to disclose information about the relevant conditions and events. The amendments in this ASU are effective for the annual period ending after December 15, 2016 and for annual periods and interim periods thereafter. Management believes that the Company has met conditions which would subject the Company’s consolidated financial statements to additional disclosure as explained in Note 3 – Going Concern.

Management has considered all recent accounting pronouncements issued since the last audit of the Company’s consolidated financial statements. The Company’s management believes that these recent pronouncements will not have a material effect on the Company’s consolidated financial statements.

Subsequent Events

The Company evaluated all subsequent events and transactions through the date of this filing.

NOTE 3 -GOING CONCERN

The Company’s consolidated financial statements are prepared using U.S. GAAP applicable to a going concern, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. The Company had an accumulated deficit of $2,253,443 for the period from Business Commencement to June 30, 2017 and has a working capital deficit of $254,948 as of June 30, 2017. The Company has not established an ongoing source of revenues sufficient to cover its operating cost and requires additional capital to proceed with its operating plan. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations. These factors raise substantial doubt about its ability to continue as a going concern.

In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management’s plan to obtain such resources for the Company include: product sales; sales of equity instruments; traditional financing, such as loans; and obtaining capital from management and significant stockholders sufficient to meet its operating expenses. For example, the Company began to ship products to customers for purchase orders recently received, and the Company has completed a private placement sale of its common stock, generating proceeds of $1,648,318 (see Note 8 – Subsequent Events). However, management cannot provide any assurance that the Company will be successful in accomplishing all of its plans.

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

For the Years Ended June 30, 2017 and 2016

NOTE 4 -EQUITY

Authorized Stock

The Company’s Articles of Incorporation authorize 75,000,000 shares of common stock with a par value of $0.001 per share. Each share of common stock entitles the holder to one vote, in person or proxy, on any matter on which action of the stockholders of the Company is sought.

Common Shares

The Company issued 167,219 shares during the year ended June 30, 2017. No shares were issued during the year ended June 30, 2016. On December 23, 2014, twenty-nine (29) Aceway Corp. stockholders signed stock powers agreeing to cancel 9,663,786 shares of their common stock at any time that the company wanted to cancel such shares. In February 2016, the Company cancelled the 9,663,786 shares. The Company effectively had 25,336,234 common shares issued and outstanding as of June 30, 2016 and 2015, respectively. The Company currently has no warrants outstanding but did have two warrants outstanding as of June 30, 2016 that each provided the holder with the right to acquire 0.33% of the Company’s total outstanding common stock on the exercise date, or a total of 0.66% of the total outstanding common stock on the exercise date, for $0.001 per share. The warrants were exercised on November 28, 2016 resulting in the Company issuing the holder 167,219 shares of common stock.

The only other shares issued during the period from Business Commencement to June 30, 2017 were issued on December 23, 2014, in connection with the Exchange Agreement, whereby the Company issued 25,000,000 shares of common stock. Due to the cancellation of the 25,000,000 shares pursuant to the Purchase Agreement, the issuance of 25,000,000 shares pursuant to the Exchange Agreement, the cancellation of the 9,663,786 shares mentioned above, and the issuance of the 167,219 shares in November 2016, the Company’s issued and outstanding common shares are 25,503,453 as of June 30, 2017.

See Note 1 – Organization and Description of Business.

Stock Options and Warrants

On April 17, 2016, the Company issued two warrants that each provided the Investor the right to acquire 0.33% of the Company’s total outstanding common stock on the exercise date, for a total of 0.66% of the total outstanding common stock on the exercise date. The exercise price of the warrants was $0.001 per share. The Investor exercised the warrants on November 28, 2016. The Company doesn’t have any stock options or warrants outstanding as of June 30, 2017 and does not have any other outstanding rights to acquire securities.

NOTE 5 -PROVISION FOR INCOME TAXES

The Company is subject to taxation in the United States and certain state jurisdictions. The Company has not taken any uncertain tax positions, but has open tax years subject to audit by the Internal Revenue Services for the years beginning in 2013.

Due to the change in ownership provisions of the income tax laws of United States of America, net operating loss carry forwards for federal income tax reporting purposes are subject to annual limitations. When a change in ownership occurs, net operating loss carry forwards may be limited as to use in future years.

SWEEGEN, INC.

Notes to the Consolidated Financial Statements

For the Years Ended June 30, 2017 and 2016

The provision for income taxes differs from the amounts that would be provided by applying the statutory federal income tax rate of 34% to the net loss before provision for income taxes due primarily to changes in the valuation allowance to fully reserve net deferred tax assets. Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carry-forwards are expected to be available to reduce taxable income. As the achievement of required future taxable income is uncertain, the Company recorded a valuation allowance. The Company has not recorded a provision for income taxes for the years ended June 30, 2017 and 2016 since the Company has had net operating losses since Business Commencement.

	Year Ended June 30, 2017	Year Ended June 30, 2016

Net operating loss before non-deductible items	$442,292	$1,744,451
Tax rate	34%	34%
Deferred tax assets	150,379	593,113
Less: Valuation allowance	(150,379)	(593,113)
Income tax expense per books	$-	$-

Due to uncertainties surrounding the Company’s ability to generate future taxable income to realize deferred income tax assets arising as a result of net operating losses carried forward, the Company has not recorded any deferred income tax asset as of June 30, 2017 and 2016. The Company has an operating loss of $2,254,948 since Business Commencement. The net operating loss carryforwards will begin to expire in varying amounts from year 2033, subject to its eligibility as determined by respective tax regulating authorities.

Net deferred tax assets consist of the following components as of:

	June 30, 2017	June 30, 2016

Net operating loss carryover	$766,171	$616,303
Valuation allowance	(766,171)	(616,303)
Net deferred tax asset	$-	$-

NOTE 6 – RELATED PARTY TRANSACTIONS

The Company does not own any real property. The Majority Shareholder provides to the Company on a rent-free basis 200 square feet of furnished office space in Rancho Santa Margarita, California, which is its principal executive office, and provides to the Company at no cost all the utilities, equipment, inventory management, warehouse, IT, shipping and logistics supports and services necessary for the Company to conduct its business (the “Facility and Supports”). The Company expects to enter into a facility sharing agreement with the Majority Shareholder in the future to begin paying market rates for the Facility and Supports.

During the period from Business Commencement to April 21, 2016, a company owned by the Majority Shareholder, loaned the Company $170,641 to pay for professional fees and other general and administrative expenses. We repaid the $170,641 on April 21, 2016. During the years ended June 30, 2017 and 2016, a company owned by the Majority Shareholder loaned the Company incremental amounts totaling $186,514 and $102,436, respectively, to pay for professional fees and other general and administrative expenses. All amounts loaned to the Company were non-interest bearing and due on demand. At June 30, 2017 and 2016, the Company owed $186,514 and $0, respectively, to a company owned by the Majority Shareholder for the loans provided to pay for professional fees and other general and administrative expenses.

During the year ended June 30, 2016, a company owned by the Majority Shareholder (the “R&D Company”) provided product research and development services to the Company valued at $1,500,000. During the years ended June 30, 2017 and 2016, we paid $500,000 and $1,000,000, respectively, to the R&D Company. At June 30, 2017 and 2016, the Company owed $0 and $500,000, respectively to the R&D Company. The R&D Company provides research and development, and process development, services to various companies utilizing proprietary technology. The R&D Company developed a proprietary product for the Company.

On April 21, 2017, the Majority Shareholder transferred 850,115 shares of common stock to Amyris, Inc. in satisfaction of a ten-million-dollar ($10,000,000) debt that one of the Majority Shareholder’s wholly owned companies owed to Amyris. As such, Steven Chen is currently the beneficial owner of 24,149,885 shares of the Company’s common stock.

SWEEGEN, INC.

Notes to the Consolidated Financial Statements

For the Years Ended June 30, 2017 and 2016

The amounts and terms of the above transactions may not necessarily be indicative of the amounts and terms that would have been incurred had comparable transactions been entered into with independent third parties.

NOTE 7 – EARNEST MONEY DEPOSIT

On April 17, 2016, we received $2,000,000 from an investor for the issuance of warrants to purchase shares of our common stock, $0.001 par value per share in connection with the parties’ discussions of potential business initiatives and developments. The Company issued two warrants that each provided the Investor the right to acquire 0.33% of the Company’s total outstanding common stock on the exercise date, for a total of 0.66% of the total outstanding common stock on the exercise date. The exercise price of the warrants was $0.001 per share. Pursuant to the terms of the warrants, the Investor could exercise the warrants in whole or in part at any time prior to the expiration date of December 31, 2016, which was subject to extension until March 31, 2017 upon mutual agreement of the parties. The parties agreed that if they had not finalized any business relationship agreements by the expiration date, and the warrants had not been exercised, the Company would refund $1,000,000 of the consideration paid by the Investor upon the Investor’s request and cancellation of one of the warrants. The Company recorded a $2,000,000 liability as of June 30, 2016 for this earnest money deposit.

On November 30, 2016, Ingredion exercised the two warrants to purchase a total of 0.66% of the Company’s total outstanding $.001 par value common stock common stock, which equals 167,219 shares. As such, on November 30, 2016, the $2,000,000 earnest money deposit liability was eliminated and a deferred revenue liability was established in the amount of $1,999,833, to be recorded as revenue over the 5-year term of the Distribution Agreement. The remaining one hundred sixty-seven dollars ($167.00) was used as consideration for the exercise of the warrants and recorded to common stock for the par value of the 167,219 shares of common stock that Ingredion purchased. As discussed in Note 2 to the Consolidated Financial Statements, in the fourth quarter 2017 we corrected the accounting treatment to record the $2,000,000 as a sale of equity. As such, the Deferred Revenue Liability of $1,865,050 as of Mar 31, 2017 and Revenue amounts of $36,161 recorded in the second quarter 2017 and $98,622 recorded in the third quarter 2017 were reclassified to Additional Paid In Capital in the total amount of $1,999,833. No amounts have been expended or earned under the terms of the Distribution Agreement through June 30, 2017.

NOTE 8 – SUBSEQUENT EVENTS

The Company’s most significant recent business development is the commercialization of high purity stevia sweetener products known as Rebaudioside M and Rebaudioside D (the “Products”). At the end of January 2017, a customer of the Company began using the Rebaudioside M Product in a bottled beverage trial. In February, 2017, U.S. FDA issued GRAS (Generally Recognized as Safe) No Objection Letter for the Company’s Rebaudioside M Product. In July 2017, the Company’s Rebaudioside D Product was confirmed GRAS.  In August 2017, the Company’s Rebaudioside M Product received Non-GMO Project Verification.

As of the date of this filing the Company has received purchase orders totaling one million five hundred one thousand three hundred and sixty-four dollars ($1,501,364) for which the Company has since partially shipped to customers. The Company anticipates continuing to receive increasing amounts of purchase orders as the Products obtain additional regulatory approvals and independent verifications in the Company’s various markets.

After the end of fiscal year 2017 until the date of this filing, a company owned by the Majority Shareholder, loaned the Company $44,826 to pay for professional fees and other general and administrative expenses. This loan, combined with the fiscal year 2017 loan balance of $186,514 increased our loan balance to $231,340. During August 2017, we repaid $173,919, reducing our balance to $57,421.

On August, 2017, the Company hired Chris Swieton to serve as the Company’s Controller. Mr. Swieton has over 25 years of accounting and finance experience, working for various public and private companies in manufacturing, engineering and hi-tech. Mr. Swieton formerly served as Senior Manager, Operations Finance of St. Jude Medical.

On August 11, 2017, the Company completed a private placement sale of 140,127 shares of its common stock, $0.001 par value per share, generating proceeds of $1,648,318.

SWEEGEN, INC.

Notes to the Consolidated Financial Statements

For the Years Ended June 30, 2017 and 2016

On August 16, 2017, the Company entered into a term sheet (the “Term Sheet”) with Phyto Tech Corp. d/b/a Blue California (“Blue California”), a corporation majority owned by the Company’s Majority Shareholder. Pursuant to the Term Sheet, the parties agreed to certain transfers and licenses to consolidate substantially all Rebaudioside A, Rebaudioside M, and potentially Rebaudioside D related tangible and intangible assets and manufacturing resources in the Company. The Company and Blue California intend to enter into one or more additional agreements to more fully set forth the terms and conditions of the transactions (the “Closing Documents”), which will supersede the Term Sheet, but intend that the Term Sheet be binding. The Closing Documents shall contain such terms and conditions as the parties may mutually agree, including standard representations, warranties and covenants. All pricing in the Closing Documents shall be based upon a valuation performed by an independent third-party valuation firm mutually selected by the parties, and the valuation firm shall determine the outcome of any pricing disputes not resolved by the 65th day following the date of the Term Sheet. In addition, the Company agrees to include in the Closing Documents a grant to its affiliate manufacturer in Asia of a non-exclusive, non-transferable and non-sublicensable sub-license to use all the existing know-how, patent registrations, patent applications and other proprietary technologies for the purpose of manufacturing of the Stevia Products in the territory of such manufacturer’s domicile of entity organization only for sale to the Company or the Company’s designated customers.

On August 16, 2017, the Company and another company owned by the Majority Shareholder (previously defined as the R&D Company) entered into a First Amendment to Inter-Company Patent License Agreement dated November 28, 2016 (the “Amendment”). The Amendment expands the field of use from flavoring for foods and beverages to use as flavors or sweeteners in food and beverages. The Amendment also altered the royalty structure, eliminating the annual $2,000,000 minimum royalty requirement and adding an annual $15,000,000 maximum royalty limitation. The royalty calculation also changed from a tiered system of royalty percentages that decline annually to a flat 5% royalty on net sales. Royalty payments were also revised from semi-annual payments due within 60 days of the end of each royalty period to annual payments based upon the Company’s fiscal year due within 90 days of the end of each royalty period.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of disclosure controls and procedures

Our management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15(e)) under the Exchange Act) that is designed to ensure that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Pursuant to Rule 13a-15(b) under the Exchange Act, the Company carried out an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the year ended June 30, 2017. Based upon that evaluation, the Company’s Chief Executive and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of June 30, 2017 due to the Company’s limited size, limited internal resources, and lack of ability to have multiple levels of transaction review.

A material weakness in internal control over financial reporting is a control deficiency (within the meaning of the Public Company Accounting Oversight Board (United States) Auditing Standard No. 2), or a combination of control deficiencies, that result in there being more than a remote likelihood of material misstatement in the annual or interim financial statements would not be prevented or detected

The matters involving internal controls and procedures that our management considered to be material weaknesses were: (1) lack of a functioning audit committee, (2) lack of a majority of outside directors on our Board of Directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (3) inadequate segregation of duties consistent with control objectives; (4) management dominated by a single individual without adequate compensating controls; and (5) inadequate internal resources for accounting and reporting matters. The aforementioned material weaknesses were identified by our Chief Executive Officer and Chief Financial Officer in connection with the review of our consolidated financial statements as of June 30, 2017.

Management believes that the material weaknesses set forth above did not have an effect on our financial results. However, management believes that the lack of a functioning audit committee and the lack of a majority of outside directors on our Board of Directors results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our consolidated financial statements in future periods.

Management is in the process of determining how best to change our current system and implement a more effective system to insure that information required to be disclosed in this annual report on Form 10-K has been recorded, processed, summarized and reported accurately. Our management acknowledges the existence of this problem and intends to develop procedures to address this problem to the extent possible given limitations in financial and manpower resources. While management is working on a plan, no assurance can be made at this point that the implementation of such controls and procedures will be completed in a timely manner or that they will be adequate once implemented.

Management’s annual report on internal control over financial reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Management conducted an assessment of the effectiveness, as of December 31, 2016, of our internal control over financial reporting, based on the framework established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our assessment, management identified the material weaknesses described above. As a result, management concluded that, as of June 30, 2017, the Company’s internal control over financial reporting was not effective based on the criteria established in Internal Control–Integrated Framework. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with any policies and procedures may deteriorate.

Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible. We are in the process of determining how best to change our current system and implement a more effective system; however, there can be no assurance that implementation of any change will be completed in a timely manner or that it will be adequate once implemented. To the extent possible, we will implement procedures to assure that the initiation of transactions, the custody of assets and the recording of transactions will be performed by separate individuals. We believe that the foregoing steps will help remediate the material weaknesses identified above, and we will continue to monitor the effectiveness of these steps and make any changes that our management deems appropriate.

This annual report does not include an attestation report from our registered public accounting firm regarding internal control over financial reporting since one is not required.

Officers’ Certifications

Appearing as exhibits to this Annual Report are “Certifications” of our Chief Executive Officer and Chief Financial Officer. The Certifications are required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (the “Section 302 Certifications”). This section of the Annual Report contains information concerning the controls evaluation referred to in the Section 302 Certification. This information should be read in conjunction with the Section 302 Certifications for a more complete understanding of the topics presented.

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

Changes in internal control over financial reporting

There have been no changes in our internal control over financial reporting during the year ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting. In August, 2017, the Company hired a Controller which will qualify as a change in internal controls over financial reporting in fiscal year 2018.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The directors and executive officers, their ages and positions held, are as follows:

Name	Age	Position
Steven Chen	52	President, Chief Executive & Chief Financial Officer, and Director

The principal occupations for the past five years (and, in some instances, for prior years) of each of our executive officers and directors are as follows:

Steven Chen has served as our President, Chief Executive Officer, Chief Financial Officer and a Director since December 23, 2014. Mr. Chen has worked in biotechnology for over 26 years, both in China and the United States. Mr. Chen founded, owns and operates several companies including Phyto Tech Corporation, ProTab Laboratories, Conagen, Inc. and Wuxi NewWay Biomanufacturing Company, Ltd.

Board Qualification

The Company believes that Mr. Chen is highly qualified to serve as a member of the Board of Directors. When evaluating candidates for election to the Board of Directors, the Board of Directors seeks candidates with certain qualities that it believes are important, including integrity, an objective perspective, good judgment and leadership skills. Mr. Chen is highly educated and has a diverse background, and has talents and an extensive track record of success in what we believe are highly relevant positions.

Term of Office

Each director is elected until our next annual meeting or until their successor is duly elected and qualified. The Board of Directors may also appoint additional directors up to the maximum number permitted under our bylaws. Each executive officer serves at the discretion of the Board of Directors and holds office until their successor is elected or until their resignation or removal in accordance with our articles of incorporation and bylaws.

Family Relationships

There are no family relationships between or among the above directors and/or executive officers.

Involvement in Certain Legal Proceedings

During the past ten (10) years, none of the Company’s directors, executive officers, or nominees have been:

•the subject of any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

•convicted in a criminal proceeding or is subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

•subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

•found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law.

Compliance with Section 16(a) of the Exchange Act

The Company’s common stock is not registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Accordingly, officers, directors and principal stockholders are not subject to the beneficial ownership reporting requirements of Section 16(a) of the Exchange Act.

Board Independence

We currently have one director serving on our Board of Directors. We are not a listed issuer and, as such, are not subject to any director independence standards. Using the definition of “independent director,” as defined by Section 5605(a)(2) of the rules of the Nasdaq Stock Market, Mr. Chen would not be considered an independent director of the Company.

Board Committees

We expect to appoint a nominating committee and compensation committee, and to adopt charters relative to each such committee, in the future. Given our size and the development of our business to date, we believe that the Board of Directors through its meetings can presently perform all of the duties and responsibilities that might be contemplated by such committees.

Audit Committee

Currently, the Company is developing a comprehensive Board of Directors and does not have an Audit Committee. The Company intends to form audit, compensation and other applicable committee members as it appoints individuals with pertinent expertise.

Audit Committee Financial Expert

Our Board of Directors does not have a member that qualifies as an “audit committee financial expert” as defined in Item 407(d)(5)(ii) of Regulation S-K.

Board and Committee Meetings

Our Board of Directors currently consists of one member, Steven Chen. The Board of Directors held no formal meetings during the period from Business Commencement to June 30, 2017. Until the Company develops a more comprehensive Board of Directors, all proceedings will be conducted by resolutions consented to in writing by all the directors and filed with the minutes of the proceedings of the directors. Such resolutions consented to in writing by the directors entitled to vote on that resolution at a meeting of the directors are, according to the Nevada General Corporate Law and our Bylaws, as valid and effective as if they had been passed at a meeting of the directors duly called and held.

Nomination Process

As of June 30, 2017, we did not effect any material changes to the procedures by which our stockholders may recommend nominees to our Board of Directors. Our Board of Directors does not have a policy with regards to the consideration of any director candidates recommended by our stockholders. Our Board of Directors has determined that it is in the best position to evaluate our Company’s requirements as well as the qualifications of each candidate when the Board of Directors considers a nominee for a position on our Board of Directors. If stockholders wish to recommend candidates directly to our Board of Directors, they may do so by sending communications to the President of our Company at the address on the cover of this annual report.

Code of Ethics

We have not yet adopted a Code of Ethics although we expect to as we develop our infrastructure and business.

Board Leadership Structure and Role in Risk Oversight

Due to the small size of the Company, we have not adopted a formal policy on whether the Chairman and Chief Executive Officer positions should be separate or combined.

Our Board of Directors is primarily responsible for overseeing our risk management processes. The Board of Directors receives and reviews periodic reports from management, auditors, legal counsel, and others, as considered appropriate regarding our assessment of risks. The Board of Directors focuses on the most significant risks facing our Company and our Company’s general risk management strategy, and also ensures that risks undertaken by our Company are consistent with the Board of Directors’ appetite for risk. While the Board of Directors oversees our risk management, management is responsible for day-to-day risk management processes. We believe this division of responsibilities is the most effective approach for addressing the risks facing us and that our Board of Directors leadership structure supports this approach.

ITEM 11. EXECUTIVE COMPENSATION.

Summary Compensation Table

The table below sets forth, for our last two fiscal years, the compensation earned by our named executive officers

Name and principal position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)(5)	Option Awards ($)(5)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Steven Chen (1)	2017	-	-	-	-	-	-	-	-
	2016	-	-	-	-	-	-	-	-

(1)Mr. Chen has held the positions of President, Chief Executive Officer and Chief Financial Officer since December 23, 2014.

Grants of Plan-Based Awards

There were no grants of plan-based awards for the period from Business Commencement to June 30, 2017

Outstanding Equity Awards at Fiscal Year End

There were no outstanding equity awards for the period from Business Commencement to June 30, 2017

Option Exercises and Stock Vested

During the period from Business Commencement to June 30, 2017, there were no options exercised.

Employment Agreements

The Company is not a party to any employment agreements.

Compensation of Directors

We do not have any agreements for compensating our directors for their services in their capacity as directors.

Pension, Retirement or Similar Benefit Plans

There are no arrangements or plans pursuant to which we provide pension, retirement or similar benefits to directors or executive officers. We have no material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that stock options may be granted at the discretion of the Board of Directors or a committee thereof.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information as of October 12, 2017 regarding the beneficial ownership of our common stock, par value $0.001 per share, by (i) each person or entity who, to our knowledge, owns more than 5% of our common stock; (ii) each executive officer and director; and (iii) all of our executive officers and directors as a group. Unless otherwise indicated in the footnotes to the following table, each person named in the table has sole voting and investment power and that person’s address is c/o Sweegen, Inc., 30321 Esperanza Avenue, Rancho Santa Margarita, CA 92688.

Name and Address of	Amount and Nature of	Percentage
Beneficial Owner	Beneficial Ownership	of Class(1)

Steven Chen	24,149,885 common shares	94.69%
	Direct ownership

Director and Executive Officer as a Group (1 individual)	24,149,885 common shares	94.69%

(1)

Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on October 12, 2017. As of October 12, 2017, there were 25,643,580 shares of our Company’s common stock issued and outstanding.

Changes in Control

We are not aware of any contract or other arrangement the operation of which may at a subsequent date result in a change in control of our Company.

Compensation Plans

As of June 30, 2017, the Company has no compensation plans under which its equity securities are authorized for issuance.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Related party transactions

The Majority Shareholder, Steven Chen, provides office space, Facility and Supports to us free of charge. A company owned by the Majority Shareholder loaned the Company incremental amounts totaling $357,155 to pay for professional fees and other general and administrative expenses during the period from Business Commencement to fiscal year ending June 30, 2017. We repaid $170,641 of the loans on April 21, 2016, and at the end of fiscal year 2017 our loan balance was $186,514. After the end of fiscal year 2017 until the date of this filing, a company owned by the Majority Shareholder loaned the Company $44,826 to pay for professional fees and other general and administrative expenses. This loan, combined with the fiscal year 2017 loan balance of $186,514, increased our loan balance to $231,340. During August 2017, we repaid $173,919, and as of the date of this filing our balance is $57,421. During the year ended June 30, 2016, a company owned by the Majority Shareholder (the “R&D Company”) provided product research and development services to the Company valued at $1,500,000. During the year ended June 30, 2016, $1,000,000 of the $1,500,000 was paid to the R&D Company, resulting in a balance of $500,000 owed as of June 30, 2016 to the R&D Company for product research and development services. The $500,000 owed as of June 30, 2016 was paid on July 7, 2016. The R&D Company provides research and development and process development services to various companies utilizing proprietary technology. The R&D Company is developing a proprietary product for the Company.

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

On April 21, 2017, Mr. Chen transferred 850,115 shares of common stock to Amyris, Inc. in satisfaction of a ten-million-dollar ($10,000,000.00) debt that one of Mr. Chen’s wholly owned companies owed to Amyris. As such, Steven Chen is currently the beneficial owner of 24,149,885 shares of the Company’s common stock.

Loan from shareholder

During the period from Business Commencement to June 30, 2017, a company owned by the Majority Shareholder loaned the Company incremental amounts totaling $357,155 to pay for professional fees and other general and administrative expenses. We repaid $170,641 of the loans on April 21, 2016, and at the end of fiscal year 2017 our loan balance was $186,514. After the end of fiscal year 2017 until the date of this filing, a company owned by the Majority Shareholder loaned the Company $44,826 to pay for professional fees and other general and administrative expenses. This loan, combined with the fiscal year 2017 loan balance of $186,514, increased our loan balance to $231,340. During August 2017, we repaid $173,919, and as of the date of this filing our balance is $57,421

Procedures for Approval of Related Party Transactions

Our Board of Directors is charged with reviewing and approving all potential related party transactions. All such related party transactions must then be reported under applicable SEC rules. We have not adopted other procedures for review, or standards for approval, of such transactions, but instead review them on a case-by-case basis.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Audit Fees

The aggregate fees billed for professional services rendered by the principal accountants for the audit of our annual consolidated financial statements and quarterly review of the consolidated financial statements included in our Form 10-Q or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for fiscal years 2017 and 2016 were $13,500 and $12,500, respectively.

Audit-Related Fees

We did not incur any fees from our independent registered public accounting firm for audit-related services during fiscal years 2016 and 2017.

Tax Fees

We did not incur any fees from our independent registered public accounting firm for tax compliance, tax advice or tax planning services during fiscal years 2016 and 2017.

All Other Fees

We did not incur any fees from our independent registered public accounting firm for services rendered to us, other than the services covered in “Audit Fees” for fiscal years 2016 and 2017.

Pre-Approval Policies and Procedures

We do not have an audit committee, and as a result our Board of Directors evaluates the scope and cost of the engagement of an auditor before the auditor renders audit and non-audit services.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a) Consolidated Financial Statements.

Included in Item 8

(b) Exhibits.

Exhibit No.	Description
2.1

Share Exchange Agreement dated December 23, 2014 among Aceway Corp., Phytosub, Inc. and The Chen Family Living Trust dated July 16, 2003 (filed as Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 17, 2015 and incorporated herein by reference).

2.2

Purchase Agreement dated December 23, 2014 between Aceway Corp. and Armando Espinoza (filed as Exhibit 2.2 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 17, 2015 and incorporated herein by reference).

3.1

Articles of Incorporation (filed as Exhibit 3.1 to the Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on August 12, 2013 and incorporated herein by reference).

3.1

Amendment to Articles of Incorporation (filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 17, 2015 and incorporated herein by reference).

3.2	Bylaws (filed as Exhibit 3.2 to the Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on August 12, 2013 and incorporated herein by reference).
4.1

Warrant Certificate No. 1 (filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 21, 2016 and incorporated herein by reference).

4.2

Warrant Certificate No. 2 (filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 21, 2016 and incorporated herein by reference).

10.1

Distribution Agreement dated November 28, 2016 between the Registrant and Ingredion Incorporated (filed as Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on February 14, 2017 and incorporated herein by reference).

10.2

Inter-Company Patent License Agreement dated November 28, 2016 between the Registrant and Conagen Inc. (filed as Exhibit 10.2 to the registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on February 14, 2017 and incorporated herein by reference).

10.3

Sweetener Business Separation Binding Term Sheet dated August 16, 2017 between the Registrant and Phyto Tech Corp. d/b/a Blue California (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 18, 2017 and incorporated herein by reference).

10.4

First Amendment to Inter-Company Patent License Agreement dated August 16, 2017 between the Registrant and Conagen Inc. (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 18, 2017 and incorporated herein by reference).

31.1

Certification of Principal Executive Officer & Principal Financial Officer Required By Rule 13a-14(A) of the Securities Exchange Act of 1934, As Amended, As Adopted Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Principal Executive Officer & Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*Filed herewith

_______________

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SWEEGEN, INC.
(Registrant)

Dated: October 12, 2017	/s/ Steven Chen
Steven Chen
Chief Executive Officer, Chief Financial Officer, and Director
(Principal Executive, Financial, and Accounting Officer)