Form 10-K/A
period 2017-06-30
SweeGen, Inc.
filed 2017-10-18
CIK 1580883

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K /A (“Amendment No. 1”) is an amendment to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 2017, filed with the Securities and Exchange Commission on October 12, 2017 (the Original Filing Date”), solely to update the exhibits under Item 15(b) of the Form 10-K and to furnish Exhibit 101 to the Form 10-K. The entire 10-K is included in this filing for ease and convenience to the reader.  Exhibit 101 consists of the following materials from the Company’s Form 10-K, formatted in XBRL (eXtensible Business Reporting Language), and have been added to PART IV ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES:

101.INS XBRL Instance Document**

101.SCH XBRL Taxonomy Extension Schema Document**

101.CAL XBRL Taxonomy Calculation Linkbase Document**

101.DEF XBRL Taxonomy Definition Linkbase Document**

101.LAB XBRL Taxonomy Label Linkbase Document**

101.PRE XBRL Taxonomy Presentation Linkbase Document**

**Filed herewith by amendment

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

SWEEGEN, INC.
(Registrant)

Dated: October 18, 2017	/s/ Steven Chen
Steven Chen
Chief Executive Officer, Chief Financial Officer, and Director
(Principal Executive, Financial, and Accounting Officer)