Form 10-Q
period 2017-09-30
SweeGen, Inc.
filed 2017-11-20
CIK 1580883

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10–Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

or

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

N/A
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

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ] (Do not check if a smaller reporting company)	Smaller reporting company	[X]
		Emerging growth company	[X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [   ] No [X]

As of November 20, 2017, there are 25,660,582 shares of the issuer's common stock, par value $0.001, outstanding.

EXPLANATORY NOTE

SweeGen, Inc., formerly Aceway Corp., is a voluntary filer of reports required of companies with public securities under Sections 13 or 15(d) of the Securities Exchange Act of 1934 as amended.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

SWEEGEN, INC.
(Formerly Aceway Corp.)
Consolidated Balance Sheets

	September 30, 2017	June 30, 2017
ASSETS	(Unaudited)
Current Assets:
Cash	$171,101	$10,450
Accounts receivable	1,308,101	-
Inventory	3,763	-
Total Current Assets	1,482,965	10,450

Long Term Assets:
Property & Equipment	5,200	-
Total Long Term Assets	5,200	-

TOTAL ASSETS	$1,488,165	$10,450

LIABILITIES AND STOCKHOLDERS' EQUITY / (DEFICIT)
LIABILITIES
Current Liabilities:
Accounts payable and accrued expenses	$125,015	$78,884
Due to related parties	416,952	186,514
Total Current Liabilities	541,967	265,398

TOTAL LIABILITIES	541,967	265,398

COMMITMENTS AND CONTINGENCIES (see Note 2)

STOCKHOLDERS' EQUITY / (DEFICIT)
Common Stock, 75,000,000 shares authorized; par value $0.001; 25,643,580 and 25,503,453 issued and outstanding at September 30, 2017 and June 30, 2017, respectively	25,643	25,503
Additional paid in capital	3,621,170	1,972,992
Accumulated deficit	(2,700,615)	(2,253,443)
Total Stockholders' Equity / (Deficit)	946,198	(254,948)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY / (DEFICIT)	$1,488,165	$10,450

The accompanying notes are an integral part of these consolidated financial statements.

SWEEGEN, INC.
(Formerly Aceway Corp.)
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended September 30
	2017	2016

Revenues	$1,417,801	$-
Cost of Goods Sold	1,369,839	-
Gross Profit	47,962	-

OPERATING EXPENSES:
Research and development	59,291	-
General and administrative	433,704	32,917
Total operating expenses	492,995	32,917

Net loss before income taxes	(445,033)	(32,917)

Income taxes	2,139	-

NET LOSS	$(447,172)	$(32,917)

Net loss per share (Basic and Diluted)	$(0.02)	$(0.00)

Weighted Average Number of Shares
Outstanding - Basic and Diluted	25,579,609	25,336,234

The accompanying notes are an integral part of these consolidated financial statements.

SWEEGEN, INC.
(Formerly Aceway Corp.)
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended September 30
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(447,172)	$(32,917)
Adjustments to reconcile net loss to
net cash (used in) / provided by operating activities:
Increase (decrease) in cash due to change in:
Accounts Receivable	(1,308,101)	-
Inventory	(3,763)	-
Accounts payable and accrued expenses	46,131	(505,891)
Due to related parties	230,438	-
Net cash (used in) provided by operating activities	(1,482,467)	(538,808)

CASH FLOWS FROM INVESTING ACTIVITIES
Property & Equipment	(5,200)	-
Net cash provided by investing activities	(5,200)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from sale of common stock	1,648,318	-
Net cash provided by financing activities	1,648,318	-

Net change in cash	160,651	(538,808)
Cash, beginning of the period	10,450	683,542
Cash, end of the period	$171,101	$144,734

Supplemental Disclosures:
Cash paid for interest	-	-
Cash paid for income taxes	$800	$-

The accompanying notes are an integral part of these consolidated financial statements.

SWEEGEN, INC.

Notes to the Consolidated Financial Statements

September 30, 2017

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

Throughout this Quarterly Report on Form 10-Q, the terms “SWEE”, “Registrant,” “we,” “us,” “our,” and “the Company” refer to SweeGen, Inc., a Nevada corporation that was formerly known as Aceway Corp. prior to its name change in December 2014. The term “Business Commencement” refers to the date the Company commenced business operations (December 5, 2014).

The Company is a development stage business-to-business company dedicated to the development, production and distribution of nature-based, non-caloric sweeteners for the food, flavor and beverage industries. The Company’s robust product pipeline, intellectual property portfolio, and manufacturing resources in Asia provide the Company with its foundation for innovation and delivery of high-quality sweeteners. In response to increasing global sugar reduction demand, the Company intends to seek, develop and acquire, completely or a substantial interest in, companies or assets that would benefit from or that can be developed using the knowledge and expertise of the Company’s management resources.

The Company’s most significant recent business development is the commercialization of high purity stevia sweetener products known as Rebaudioside M and Rebaudioside D (the “Products”). Major achievements include:

•January 2017: a customer of the Company began using the Rebaudioside M Product in a bottled beverage trial.

•February 2017: the U.S. FDA issued a GRAS (Generally Recognized as Safe) No Objection Letter for the Company’s Rebaudioside M Product.

•July 2017: the Company’s Rebaudioside D Product obtained self-confirmed GRAS status.

•July 2017: the Company’s Rebaudioside M Product received regulatory approval in Canada.

•August 2017: the Company’s Rebaudioside M Product received Non-GMO Project Verification.

•October 2017: the U.S. FDA issued a GRAS No Objection Letter for the Company’s Rebaudioside D Product.

•October 2017: the Company’s Rebaudioside M Product received regulatory approval in Mexico.

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

On November 28, 2016, the Ingredion business relationship agreements were finalized with the execution of a 5-year distribution agreement (the “Distribution Agreement”), in which Ingredion will serve as the Company’s global distributor for the Products. Pursuant to the terms of the Distribution Agreement, Ingredion will serve as the exclusive distributor of the Products other than to the Company’s intended in-house accounts (the “House Accounts”) and other than within the People’s Republic of China (the “PRC”). Ingredion will serve as a non-exclusive distributor of the Products in the PRC.

On November 29, 2016, Ingredion exercised the warrants to purchase 167,219 shares of the Company’s $.001 par value common stock. As such, the $2,000,000 earnest money deposit liability was eliminated and a deferred revenue liability was established in the amount of $1,999,833, to be recorded as revenue over the 5-year term of the Distribution Agreement. The remaining $167.00 was used as consideration for the exercise of the warrants and recorded to common stock for the par value of the 167,219 shares of common stock that Ingredion purchased. As discussed in the Company’s 10-K dated June 30, 2017 (Note 2 to the Consolidated Financial Statements), in the fourth quarter of fiscal year 2017 the Company corrected the accounting treatment to record the $2,000,000 as a sale of equity. As such, the Deferred Revenue Liability of $1,865,050 as of March 31, 2017, Revenue amounts of $36,161 recorded in the second quarter of 2017 and $98,622 recorded in the third quarter of 2017 were reclassified to Additional Paid In Capital in the total amount of $1,999,833.

On April 21, 2017, the Company’s majority shareholder (the “Majority Shareholder”) transferred 850,115 shares of common stock to Amyris, Inc. in satisfaction of a $10,000,000 debt that one of the Majority Shareholder’s wholly owned companies owed to Amyris.

On August 11, 2017, the Company completed a private placement sale of 140,127 shares of its common stock, $0.001 par value per share, generating proceeds of $1,648,318.

On August 16, 2017, the Company entered into a Stevia Sweetener Business Separation Binding Term Sheet (the “Term Sheet”) with Phyto Tech Corp. d/b/a Blue California (“Blue California”), a corporation controlled by the Company’s Majority Shareholder. Pursuant to the Term Sheet, the parties agreed to certain transfers and licenses to consolidate substantially all Rebaudioside A, Rebaudioside M, and potentially Rebaudioside D related tangible and intangible assets and manufacturing resources in the Company. The Company and Blue California intend to enter into one or more additional agreements to more fully set forth the terms and conditions of the transactions (the “Closing Documents”), which will supersede the Term Sheet, but intend that the Term Sheet be binding. The Closing Documents shall contain such terms and conditions as the parties may mutually agree, including standard representations, warranties and covenants. All pricing in the Closing Documents shall be based upon a valuation performed by an independent third-party valuation firm mutually selected by the parties, and the valuation firm shall determine the outcome of any pricing disputes not resolved by the 65th day following the date of the Term Sheet, which the Company and Blue California later agreed to extend beyond the originally agreed 65th day following the date of the Term Sheet. In addition, the Company agrees to include in the Closing Documents a grant to its affiliate manufacturer in Asia of a non-exclusive, non-transferable and non-sublicensable sub-license to use all the existing know-how, patent registrations, patent applications and other proprietary technologies for the purpose of manufacturing of the Products in the territory of such manufacturer’s domicile of entity organization only for sale to the Company or the Company’s designated customers.

On August 16, 2017, the Company and another company owned by the Majority Shareholder (“Conagen”) entered into a First Amendment to Inter-Company Patent License Agreement dated November 28, 2016 (the “Amendment”). The Amendment expands the field of use from flavoring for foods and beverages to use as flavors or sweeteners in food and beverages. The Amendment also altered the royalty structure, eliminating the annual $2,000,000 minimum royalty requirement and adding an annual $15,000,000 maximum royalty limitation. The royalty calculation also changed from a tiered system of royalty percentages that decline annually to a flat 5% royalty on net sales. Royalty payments were also revised from semi-annual payments due within 60 days of the end of each royalty period to annual payments based upon the Company’s fiscal year due within 90 days of the end of each royalty period.

In July, 2017 the Company commenced shipping products for revenues. Based on available customer consent, and in connection with the closing of definitive documents of the contemplated Term Sheet, certain purchase orders were placed with the Company. As further described in Note 6, Related Party Transactions, most of the inventory associated with such purchase orders was purchased from Blue California and subsequently shipped to customers. In the future the Company intends to purchase this material directly from the manufacturer for purchase order fulfillment.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of SweeGen, Inc., and its wholly owned subsidiary Phytosub. All significant inter-company balances and transactions have been eliminated.

Use of Estimates

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, the Company evaluates its estimates, including, but not limited to, those related to investment tax credits, bad debts, income taxes and contingencies. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates.

Unaudited Interim Financial Statements

The accompanying unaudited financial statements have been prepared in accordance with U.S. GAAP for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, the financial statements do not include all of the information and notes required by U.S. GAAP for complete financial statements.

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

Revenue

The Company recognizes operating revenues at the time title to the goods and all risks of ownership transfer to the customer. This transfer is considered complete when a sales agreement is in place, delivery has occurred, pricing is fixed or determinable and collection is reasonably assured.

Cost of Goods Sold

Cost of Goods Sold includes cost of materials provided by external manufacturers. As discussed in Note 6 – Related Party Transactions, these materials are purchased from companies owned by the Majority Shareholder.

The Company has entered into royalty agreements with a third party and with Conagen (see Note 1, the Amendment). Royalty expenses related to these agreements are included in Cost of Goods Sold.

Inventories

Inventory is carried at the lower of cost or net realizable value. Cost is computed using the average cost method which approximates the first-in, first-out method.

Property and equipment and depreciation

Property and equipment are stated at cost less accumulated depreciation. Depreciation is computed on the straight-line method over the estimated useful lives of depreciable assets.

Net Loss Per Share of Common Stock

U.S. GAAP requires a reconciliation of the numerator and denominator of the basic earnings per share computation. In the accompanying consolidated financial statements, basic earnings (loss) per share are computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period.

The following table sets forth the computation of basic earnings per share:

	Three Months Ended Sept 30, 2017	Three Months Ended Sept 30, 2016

Net loss	$(447,172)	$(32,917)

Weighted average common shares issued and Outstanding, Basic and Diluted	25,579,609	25,336,234

Net loss per share, Basic and Diluted	$(0.02)	$-

Basic net loss per common share is computed using the weighted average number of common shares outstanding. Diluted earnings per share include additional dilution from common stock equivalents, such as stock issuable pursuant to the exercise of stock options and warrants. The Company did not have any potentially dilutive securities, such as options or warrants, issued and outstanding as of September 30, 2017. Common stock equivalents totaling 167,220 (warrants issued to Ingredion Inc. on April 17, 2016 and outstanding on September 30, 2016) were not included in the diluted earnings per share in the September 2016 consolidated statement of operations due to the fact that the Company reported a net loss in fiscal year 2017 and to do so would be anti-dilutive for that period.

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

There were no share-based expenses for the period from Business Commencement to September 30, 2017.

Deferred Income Taxes and Valuation Allowance

Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the consolidated financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations. No net deferred tax assets or liabilities were recognized as of September 30, 2017 and June 30, 2017.

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

The Company’s current sales are primarily concentrated with our global distributor, Ingredion. Sales to Ingredion represent 98% of the total sales for the three months ended September 30, 2017, and include shipments to the U.S. and other international locations. Ingredion also represents 98% of the Company’s Accounts Receivable balance at September 30, 2017.

The Company evaluates customer credit quality on a case-by-case basis, and if warranted, intends to establish an allowance for amounts for which collection is considered doubtful. For the three months ended September 30, 2017, most of the shipment activity is with Ingredion, the Company’s global distributor, and therefore deemed a low credit risk. No allowance for doubtful accounts has been established as of September 30, 2017.

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

The carrying amounts reported in the balance sheet for cash, accounts receivable, accounts payable, and accrued liabilities approximate their estimated fair market value based on the short-term maturity of this instrument.

Related Parties

The Company maintains procedures for the identification of related parties and disclosure of related party transactions. As discussed in Note 6 – Related Party Transactions, the Company has business relationships with companies owned by the Majority Shareholder, and the Company will occasionally record short-term liabilities resulting from these business transactions. All amounts loaned to the Company are non-interest bearing and due upon demand. On September 30, 2017 and June 30, 2017, the Company owed $416,952 and $186,514, respectively, to companies owned by the Majority Shareholder.

Commitments and Contingencies

Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated. There were no commitments or contingencies as of September 30, 2017.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers.” The revenue recognition standard affects all entities that have contracts with customers, except for certain items. The new revenue recognition standard eliminates the transaction-and industry-specific revenue recognition guidance under current U.S. GAAP and replaces it with a principle-based approach for determining revenue recognition. As amended, public entities are required to adopt the revenue recognition standard for annual periods beginning after December 15, 2017, and interim reporting periods thereafter. Early adoption is not permitted for public entities. As such, the Company will first implement this standard effective July 1, 2018. As the Company has only recently begun to generate revenue, management has not yet evaluated the effect of implementing this new guidance.

In February 2016, the FASB issued ASU No. 2016-02, “Leases”. The new standard establishes a right-of-use (“ROU”) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. Although the Company is not currently engaged in any lease agreement, management will evaluate the potential impact of the adoption of this standard prior to July 1, 2019, as applicable to any potential lease arrangement the Company considers.

Subsequent Events

The Company has evaluated subsequent events through the date of issuance of this filing.

NOTE 3 - GOING CONCERN

The Company's consolidated financial statements are prepared using U.S. GAAP applicable to a going concern, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. The Company had an accumulated deficit of $2,700,615 as of September 30, 2017 and has working capital of $940,998 as of September 30, 2017. The Company has not established an ongoing source of revenues sufficient to cover its operating costs and requires additional capital to proceed with its operating plan. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations. These factors raise substantial doubt about its ability to continue as a going concern.

In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management's plan to obtain such resources for the Company may include: product sales; sales of equity instruments; traditional financing, such as loans; and obtaining capital from management and significant stockholders sufficient to meet its operating expenses. For example, the Company began to ship products to customers this period, and on August 11, 2017, the Company completed a private placement sale of its common stock, generating proceeds of $1,648,318 (see Note 1). However, management cannot provide any assurance that the Company will be successful in accomplishing all of its plans.

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

Common Shares

On August 11, 2017, the Company completed a private placement sale of 140,127 shares of its common stock. In fiscal year 2017, the Company issued 167,219 shares of its common stock in connection with the Ingredion transaction (Note 1). The Company effectively had 25,643,580 and 25,503,453 common shares issued and outstanding as of September 30, 2017 and June 30, 2017, respectively. The Company currently has no warrants outstanding.

Preferred shares

No preferred shares have been authorized or issued.

Stock Options

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

The provision for income taxes differs from the amounts that would be provided by applying the statutory federal income tax rate of 34% to the net loss before provision for income taxes due primarily to changes in the valuation allowance to fully reserve net deferred tax assets. Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carry-forwards are expected to be available to reduce taxable income. As the achievement of required future taxable income is uncertain, the Company recorded a valuation allowance. The Company has not recorded a provision for income taxes for the three months ended September 30, 2017 and 2016 since the Company has had net operating losses since Business Commencement.

	Three Months Ended September 30, 2017	Three Months Ended September 30, 2016

Net operating loss before non-deductible items	$447,172	$32,917
Tax rate	34%	34%
Deferred tax assets	152,038	11,192
Less: Valuation allowance	(152,038)	(11,192)
Income tax expense per books	$-	$-

Due to uncertainties surrounding the Company's ability to generate future taxable income to realize deferred income tax assets arising as a result of net operating losses carried forward, the Company has not recorded any deferred income tax asset as of September 30, 2017 and 2016. The Company has an operating loss of $2,699,110 since Business Commencement. The net operating loss carryforwards will begin to expire in varying amounts from year 2033, subject to its eligibility as determined by respective tax regulating authorities.

Net deferred tax assets consist of the following components as of:

	September 30, 2017	September 30, 2016

Net operating loss carryover	$918,209	$627,495
Valuation allowance	(918,209)	(627,495)
Net deferred tax asset	$-	$-

NOTE 6 – RELATED PARTY TRANSACTIONS

On August 16, 2017, the Company entered into a Stevia Sweetener Business Separation Binding Term Sheet (the “Term Sheet”) with Phyto Tech Corp. d/b/a Blue California (“Blue California”), a corporation majority owned by the Company’s Majority Shareholder. Pursuant to the Term Sheet, the parties agreed to certain transfers and licenses to consolidate substantially all Rebaudioside A, Rebaudioside M, and potentially Rebaudioside D related tangible and intangible assets and manufacturing resources in the Company. The Company and Blue California intend to enter into one or more additional agreements to more fully set forth the terms and conditions of the transactions (the “Closing Documents”), which will supersede the Term Sheet, but intend that the Term Sheet be binding. The Closing Documents shall contain such terms and conditions as the parties may mutually agree, including standard representations, warranties and covenants. All pricing in the Closing Documents shall be based upon a valuation performed by an independent third-party valuation firm mutually selected by the parties, and the valuation firm shall determine the outcome of any pricing disputes not resolved by the 65th day following the date of the Term Sheet, which the Company and Blue California later agreed to extend beyond the originally agreed65th day following the date of the Term Sheet. In addition, the Company agrees to include in the Closing Documents a grant to its affiliate manufacturer in Asia of a non-exclusive, non-transferable and non-sublicensable sub-license to use all the existing know-how, patent registrations, patent applications and other proprietary technologies for the purpose of manufacturing of the Stevia Products in the territory of such manufacturer’s domicile of entity organization only for sale to the Company or the Company’s designated customers.

On August 16, 2017, the Company and another company owned by the Majority Shareholder (“Conagen”) entered into a First Amendment (the “Amendment”) to Inter-Company Patent License Agreement between the Company and Conagen dated November 28, 2016 (the “License Agreement”) Pursuant to the terms of the License Agreement, Conagen granted to the Company an exclusive, perpetual and sub-licensable license to development, production, distribution and commercialization of compounds, substances, products and services related to the stevia plant for use in the field of food and beverage flavoring, and the Company must pay a minimum royalty to Conagen of $2 million per year beginning in the year in which there is a first commercial sale (“FCS”) of the Products, as follows: (i) 10% of the Company’s Product net sales for the year of FCS (pro-rated, if necessary); (ii) 9% of Product net sales for the first year after FCS; (iii) 8% of Product net sales for the second year after FCS; (iv) 7% of Product net sales for the third year after FCS; (v) 6% of Product net sales for the fourth year after FCS; and (vi) 5% of Product net sales for all following years after FCS. The Amendment expands the field of use from flavoring for foods and beverages to use as flavors or sweeteners in food and beverages. The Amendment also altered the royalty structure, eliminating the annual $2,000,000 minimum royalty requirement and adding an annual $15,000,000 maximum royalty limitation. The royalty calculation also changed from a tiered system of royalty percentages that decline annually to a flat 5% royalty on net sales. Royalty payments were also revised from semi-annual payments due within 60 days of the end of each royalty period to annual payments based upon the Company’s fiscal year due within 90 days of the end of each royalty period.

The Company does not own any real property. As discussed in Part II – Other Information, Item 5(a), Blue California charged the Company a flat fee allocation in the amount of $250,000 for the three months ended September 30, 2017 to pay for shared resources which are currently borne by Blue California.  These shared resources include general and administrative support personnel and facility expenses such as rent, utilities, and maintenance.

Blue California periodically loans the Company funds for short-term working capital needs. The Company also purchases inventory for resale from Blue California, and the Company records a liability to its Balance Sheet for royalty payments due to Conagen (see Note 1, the Amendment). On September 30, 2017 and June 30, 2017, the Company owed $416,952 and $186,514, respectively, to companies owned by the Majority Shareholder.

During the three months ended September 30, 2017, Blue California loaned the Company $57,596 to pay for professional fees and other general and administrative expenses. The Company repaid $173,918 during the three months ended September 30, 2017, and including the beginning balance of $186,514, the Company owed $70,192 at the end of the current period for these expenses.

During the three months ended September 30, 2017, the Company purchased $1,365,124 of inventory from both Blue California and an affiliate of the Majority Shareholder (the “Manufacturing Company”). This inventory was mostly immediately shipped to customers. The Company repaid $1,274,420 for inventory receipts, and including the beginning balance of $0, the Company owed $90,704 at the end of the current period for inventory.

During the three months ended September 30, 2017, the Company recorded a liability of $6,056 in recognition of royalty payments due to Conagen based on Product shipments (see Note 1, the Amendment). The royalty fee structure has been agreed to by both parties and accruals have been recorded pursuant to the terms of the Amendment. Payment is due to Conagen within 90 days after the end of the Company’s fiscal year ending on June 30, 2018.

Total amount owed to companies owned by the Majority Shareholder due to expenses ($250,000 allocation and $70,192 general), inventory ($90,704) and royalties ($6,056) at the end of September 30, 2017 is $416,952. All amounts loaned to the Company were non-interest bearing and due on demand.

The amounts and terms of the above transactions may not necessarily be indicative of the amounts and terms that would have been incurred had comparable transactions been entered into with independent third parties.

NOTE 7 SUBSEQUENT EVENTS

In October 2017 the Company completed a private placement sale of 17,002 shares of its common stock, $0.001 par value per share, generating proceeds of $200,000.

In October 2017, the U.S. FDA issued a GRAS (Generally Recognized as Safe) No Objection Letter for the Company’s Rebaudioside D Product, and the Company’s Rebaudioside M Product received regulatory approval in Mexico.

In November 2017, the Company received confirmation of committed purchase volumes exceeding $5,000,000 from a major customer for stevia sweeteners, expected to be fulfilled over a period of one year.

In November 2017, as discussed in Part II – Other Information, Item 5(a), the Company entered into a “Facility Sharing and Service Agreement” with Phyto Tech Corp. d/b/a Blue California (“Blue California”).

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

Forward-Looking Information

This Quarterly Report of SweeGen, Inc. on Form 10-Q contains forward-looking statements, including those identified with the words, “will”, “would”, “anticipates,” “believes,” “expects,” “plans,” “intends," “objectives,” and similar expressions. These statements reflect management's expectations or beliefs about future events and financial performance based on factors known at the time of such statements. The reader may find discussions containing such forward-looking statements in the material set forth under “Management's Discussion and Analysis and Plan of Operations,” generally, and specifically therein under the captions “Liquidity and Capital Resources” as well as elsewhere in this Quarterly Report on Form 10-Q. Actual events or results may differ materially from those discussed herein. The forward-looking statements specified in the following information have been compiled by our management on the basis of assumptions made by management and considered by management to be reasonable. Our future operating results, however, are impossible to predict and no representation, guaranty, or warranty is to be inferred from those forward-looking statements. The assumptions used for purposes of the forward-looking statements specified in the following information represent estimates of future events and are subject to uncertainty as to possible changes in economic, legislative, industry, and other circumstances. As a result, the identification and interpretation of data and other information and their use in developing and selecting assumptions from and among reasonable alternatives require the exercise of judgment. To the extent that the assumed events do not occur, the outcome may vary substantially from anticipated or projected results, and, accordingly, no opinion is expressed on the achievability of those forward-looking statements. No assurance can be given that any of the assumptions relating to the forward-looking statements specified in the following information are accurate, and we assume no obligation to update any such forward-looking statements.

Introduction

Corporate Overview

The Company is a development stage business-to-business company dedicated to the development, production and distribution of nature-based, non-caloric sweeteners for the food, flavor and beverage industries. The Company’s robust product pipeline, intellectual property portfolio, and manufacturing resources in Asia provide the Company with its foundation for innovation and delivery of high-quality sweeteners. In response to increasing global sugar reduction demand, the Company intends to seek, develop and acquire, completely or a substantial interest in, companies or assets that would benefit from or that can be developed using the knowledge and expertise of the Company’s management resources.

The Company’s most significant recent business development is the commercialization of high purity stevia sweetener products known as Rebaudioside M and Rebaudioside D (the “Products”). Major achievements include:

•January 2017: a customer of the Company began using the Rebaudioside M Product in a bottled beverage trial.

•February 2017: the U.S. FDA issued a GRAS (Generally Recognized as Safe) No Objection Letter for the Company’s Rebaudioside M Product.

•July 2017: the Company’s Rebaudioside D Product obtained self-confirmed GRAS status.

•July 2017: the Company’s Rebaudioside M Product received regulatory approval in Canada.

•August 2017: the Company’s Rebaudioside M Product received Non-GMO Project Verification.

•October 2017: the U.S. FDA issued a GRAS No Objection Letter for the Company’s Rebaudioside D Product.

•October 2017: the Company’s Rebaudioside M Product received regulatory approval in Mexico.

In July, 2017 the Company commenced shipping products for revenues. Based on available customers consent, and in connection with the closing of definitive documents of the contemplated Term Sheet, certain purchase orders were placed with the Company. As further described in Note 6, Related Party Transactions, most of the inventory associated with such purchase orders was purchased from Blue California and subsequently shipped to customers. In the future the Company intends to purchase this material directly from the manufacturer for purchase order fulfillment.

Results of Operations

Three Months Ended September 30, 2017 Compared to the Three Months Ended September 30, 2016 (unaudited)

The following table presents our results of operations for the three months ended September 30, 2017 and 2016:

	Three months ended September 30, 2017	Three months ended September 30, 2016
Revenue	$1,417,801	$-
Cost of Goods Sold	1,369,839	-
Gross Profit	47,962	-

Operating Expenses
Research and development	59,291	-
General and administrative	433,704	32,917
Total operating expenses	492,995	32,917

Net loss before income tax	(445,033)	(32,917)

Income Tax	2,139	-

Net loss	$(447,172)	$(32,917)

For the three months ended September 30, 2017 the Company generated revenue of $1,417,801 resulting in gross profit of $47,962, and incurred $492,995 in operating expenses, resulting in an operating loss of $445,033. Revenue of $1,417,801 is the result of the commercialization efforts of our Products along with the receipt of purchase orders. Research and development expense of $59,291 were for regulatory expenses paid to third parties for filing fees and laboratory testing. This activity is expected to continue for the rest of the fiscal year as the Company continues to pursue global regulatory approval of its Products. For the three months ended September 30, 2017, we incurred $433,704 in General and Administrative expense, compared to $32,917 for the three months ended September 30, 2016. This increase is due to services and expense required to support increased activity by the Company to execute its Product development and sales initiatives in the current fiscal year related to Sales, Marketing, Finance, Accounting and Legal. Additionally, as described in Note 6 – Related Party Transaction, the Company received a $250,000 expense allocation from Blue California for shared administrative and facility expense. The Company expects this increased General and Administrative expense trend to continue for the rest of the fiscal year as it remains focused on the execution of its business strategies. Income taxes of $2,139 were for minimum filing fees due to the State of California.

The Company began shipping product for revenue for the first time this period, and gross profit is low for various reasons. For example, most of the inventory for these shipments was purchased from Blue California’s on-hand inventory as described in Note 6 – Related Party Transactions. As contemplated by the Stevia Sweetener Business Separation Binding Term Sheet, the Company intends that this will be a temporary situation that exists while SweeGen establishes its own infrastructure for inventory warehousing, distribution and business processes throughout the remainder of the fiscal year (the “Transition Period”). Considering that (1) the costs of acquiring and managing such inventory was incurred by Blue California; and (2) on-going support is needed from Blue California during the Transition Period, Blue California applies a moderate markup to this inventory sold to the Company in order to recover their estimated expenses associated with the aforementioned activities. In the three months ended September 30, 2017, this has an unfavorable impact on the Company’s gross profit, which is expected to continue during the Transition Period.

In addition, the production cost associated with the Products (and corresponding cost to the Company) is expected to decrease over time as production volumes increase.  Increased volumes are expected to lower per-unit fixed costs and improved manufacturing processes and yields over time are expected to lower costs.  In the three months ended September 30, 2017 this had an unfavorable impact on the Company’s gross profit, and is expected to continue until such time that unit volumes increase and manufacturing processes mature.

The Company expects to see continued Revenue from new and existing business; however, based upon the further research and commercialization efforts needed for our product offering, we cannot accurately predict revenue trends on a quarter-to-quarter basis.

Liquidity and Capital Resources

As of September 30, 2017, we had $171,101 in cash and working capital of $940,998, as compared to $10,450 in cash and a working capital deficit of $254,948 as of June 30, 2017.

Blue California periodically loans the Company funds for short-term working capital needs. All amounts loaned to the Company are non-interest bearing and due upon demand. On September 30, 2017 and June 30, 2017, the Company owed $416,952 and $186,514, respectively, to Blue California.

We have no credit lines as of September 30, 2017.

Inflation and changing prices have had no effect on our continuing operations over our two most recent fiscal years.

We have no off-balance sheet arrangements as defined in Item 303(a) of Regulation S-K.

On August 11, 2017, the Company completed a private placement sale of 140,127 shares of its common stock, $0.001 par value per share, generating proceeds of $1,648,318.

Currently we do not have sufficient capital to fund our operations for the next 12 months. We anticipate that capital requirements will increase during fiscal year 2018 due to recently received and anticipated future purchase orders from customers, and an increase of operating expenses that accompanies product shipment activity. We anticipate that we will need between $1,000,000 - $3,000,000 to fund the next 12 months of our operations, and if we are unable to meet our needs for cash from debt or equity financings, we may be unable to continue, develop, or expand our operations.

We do not have sufficient funds for any business development over the next 12 months. We do not have any material commitments for capital expenditures during the next twelve months. We may seek to raise additional funds in the future as we begin to deploy our business plan. Therefore, our future operations may be dependent on our ability to secure additional financing. Financing transactions may include the issuance of equity or debt securities, obtaining credit facilities, or other financing mechanisms. However, the trading price, or the low amount of trading, of our common stock or a downturn in the U.S. equity and debt markets could make it more difficult to obtain financing through the issuance of equity or debt securities. Even if we are able to raise the funds required, it is possible that we could incur unexpected costs and expenses, fail to collect significant amounts owed to us, or experience unexpected cash requirements that would force us to seek alternative financing. Furthermore, if we issue additional equity or debt securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of our common stock. The inability to obtain additional capital may restrict our ability to deploy our business model and may reduce our ability to conduct business operations. If we are unable to obtain additional financing, we may have to curtail our marketing and development plans and possibly cease our operations.

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

Going Concern

The Company had an accumulated deficit of $2,700,615 as of September 30, 2017 and has working capital of $940,998 as of September 30, 2017. The Company has not established an ongoing source of revenues sufficient to cover its operating costs and requires additional capital to proceed with its operating plan. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations. These factors raise substantial doubt about its ability to continue as a going concern.

In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management's plan to obtain such resources for the Company may include: product sales; sales of equity instruments; traditional financing, such as loans; and obtaining capital from management and significant stockholders sufficient to meet its operating expenses. For example, the Company began to ship products to customers this period, and on August 11, 2017, the Company completed a private placement sale of its common stock, generating proceeds of $1,648,318 (see Note 1). However, management cannot provide any assurance that the Company will be successful in accomplishing all of its plans.

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

Critical Accounting Policies and Estimates

We prepare our consolidated financial statements in conformity with U.S. GAAP, which requires management to make certain estimates and apply judgments. We base our estimates and judgments on historical experience, current trends and other factors that management believes to be important at the time the condensed consolidated financial statements are prepared. On a regular basis, we review our accounting policies and how they are applied and disclosed in our consolidated financial statements. Specific Accounting Policies are contained in Note 2 of this document.

While we believe that the historical experience, current trends and other factors considered support the preparation of our consolidated financial statements, in conformity with U.S. GAAP, actual results could differ from our estimates and such differences could be material.

Off Balance Sheet Arrangements

We do not engage in any activities involving off-balance sheet arrangements.

Recent Accounting Pronouncements

See Note 2 – Summary of Significant Accounting Policies

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As a "smaller reporting company", we are not required to provide the information required by this Item.

Item 4. Controls and Procedures.

Evaluation of disclosure controls and procedures

Our management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15(e)) under the Exchange Act) that is designed to ensure that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time specified in the Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer's management, including its principal executive officer and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Pursuant to Rule 13a-15(b) under the Exchange Act, the Company carried out an evaluation of the effectiveness of the Company's disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the quarter ended September 30, 2017. Based upon that evaluation, the Company's Chief Executive and Chief Financial Officer concluded that the Company's disclosure controls and procedures were not effective as of September 30, 2017 due to the Company’s limited size, limited internal resources, and lack of ability to have multiple levels of transaction review.

A material weakness in internal control over financial reporting is a control deficiency (within the meaning of the Public Company Accounting Oversight Board (United States) Auditing Standard No. 2), or a combination of control deficiencies, that result in there being more than a remote likelihood of material misstatement in the annual or interim financial statements would not be prevented or detected.

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

Management is in the process of determining how best to change our current system and implement a more effective system to ensure that information required to be disclosed in reports that must be filed with the Securities and Exchange Commission has been recorded, processed, summarized and reported accurately. Our management acknowledges the existence of this problem and intends to develop procedures to address this problem to the extent possible given limitations in financial and manpower resources. While management is working on a plan, no assurance can be made at this point that the implementation of such controls and procedures will be completed in a timely manner or that they will be adequate once implemented.

Changes in Internal Control over Financial Reporting

In August, 2017, the Company hired a Controller as part of its efforts to address internal accounting personnel deficiencies.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

Neither we nor our property are party to any pending or, to our knowledge, threatened legal proceeding.

Item 1A. Risk Factors.

As a "smaller reporting company" we are not required to provide the information required by this Item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On August 11, 2017, the Company completed a private placement sale of 140,127 shares of its common stock, generating proceeds of $1,648,318, the majority of which was paid in cash and $10,000 of which was issued pursuant to a promissory note, which has since been paid. The issuance was made pursuant to the registration exemption provided by Section 4(a)(2) of the Securities Act of 1933, as amended, as the common stock was sold in a privately negotiated, isolated transaction with a small number of sophisticated purchasers not involving any public offer or solicitation.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

(a)On November 15, 2017 (the “Execution Date”), the Company entered into a “Facility Sharing and Service Agreement” with Phyto Tech Corp. d/b/a Blue California (“Blue California”), a corporation controlled by the Company’s Majority Shareholder. According to this agreement, the Company has utilized and will continue to utilize until June 30, 2018, approximately 3,000 square feet (the “Shared Premises”), or 10% of the entire square footage of the office and warehouse space that Blue California currently leases.  In addition, the Company will be responsible for its allocable share of the utilities, insurance, maintenance, services and office supplies in connection with use of the Shared Premises, and will lease certain IT equipment, furniture and other office equipment during the term of the agreement.  Blue California will provide the Company with certain personal and consulting support relating to its operations.  In consideration for these services and the shared facility, the Company will reimburse Blue California a total of $250,000 for each of the calendar quarters beginning July 1, 2017 and October 1, 2017, and an estimated $133,000 for each of the calendar quarters beginning January 1, 2018 and April 1, 2018, subject to adjustment by the parties as provided in the agreement.  The agreement can be terminated upon 30 days’ notice by either party.

(b)There have been no material changes to the procedures by which security holders may recommend nominees to the Company’s Board of Directors implemented in the quarter ended September 30, 2017.

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

10.2

First Amendment to Inter-Company Patent License Agreement dated August 16, 2017 between the Registrant and Conagen Inc. (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 18, 2017 and incorporated herein by reference).

10.3	Facility Sharing and Service Agreement dated November 13, 2017 between the Registrant and Phyto Tech Corp. d/b/a Blue California.

31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification of Principal Executive and Financial Officer

32.1	Rule 1350 Certification of Principal Executive and Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SWEEGEN, INC.

(Registrant)

Dated: November 20, 2017/s/ Steven Chen

Steven Chen

Chief Executive Officer,

Chief Financial Officer,

Secretary, Treasurer and Director

(Principal Executive, Financial, and Accounting Officer)