Form 10-Q/A
period 2017-09-30
SweeGen, Inc.
filed 2017-11-21
CIK 1580883

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q (“Amendment No. 1”) is an amendment to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017, filed with the Securities and Exchange Commission on November 20, 2017 (the “Original Filing Date”), solely to furnish Exhibit 101 to the Form 10-Q. Exhibit 101 consists of the following materials filed with the Company’s Form 10-Q, formatted in XBRL (eXtensible Business Reporting Language):

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

10.3	Facility Sharing and Service Agreement dated November 13, 2017 between the Registrant and Phyto Tech Corp. d/b/a Blue California.

31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification of Principal Executive and Financial Officer**

32.1	Rule 1350 Certification of Principal Executive and Financial Officer**

101	XBRL (eXtensible Business Reporting Language)**

**Filed herewith by amendment

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