Form 10-Q
period 2017-12-31
SweeGen, Inc.
filed 2018-02-14
CIK 1580883

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10–Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2017

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and “emerging growth company” in Rule 12b-2 of the Exchange Act (Check one).

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

As of February 13, 2018, there were 25,662,720 shares of the issuer's common stock, par value $0.001, outstanding.

EXPLANATORY NOTE

SweeGen, Inc., formerly Aceway Corp., is a voluntary filer of reports required of companies with public securities under Sections 13 or 15(d) of the Securities Exchange Act of 1934 as amended.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

SWEEGEN, INC.
(Formerly Aceway Corp.)
Consolidated Balance Sheets

	December 31, 2017	June 30, 2017
ASSETS	(Unaudited)
Current Assets:
Cash	$141,368	$10,450
Accounts receivable	265,169	-
Inventory	61,973	-
Deposits	320,000	-
Total Current Assets	788,510	10,450

Long Term Assets:
Property & Equipment	19,390	-
Total Long Term Assets	19,390	-

TOTAL ASSETS	$807,900	$10,450

LIABILITIES AND STOCKHOLDERS' EQUITY / (DEFICIT)
LIABILITIES
Current Liabilities:
Accounts payable and accrued expenses	$189,818	$78,884
Due to related parties	6,622	186,514
Total Current Liabilities	196,440	265,398

TOTAL LIABILITIES	196,440	265,398

COMMITMENTS AND CONTINGENCIES (see Note 2)

STOCKHOLDERS' EQUITY / (DEFICIT)
Common Stock, 75,000,000 shares authorized; par value $0.001; 25,662,720 and 25,503,453 issued and outstanding at December 31, 2017 and June 30, 2017, respectively	25,662	25,503
Additional paid in capital	3,846,151	1,972,992
Accumulated deficit	(3,260,353)	(2,253,443)
Total Stockholders' Equity / (Deficit)	611,460	(254,948)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY / (DEFICIT)	$807,900	$10,450

The accompanying notes are an integral part of these consolidated financial statements.

SWEEGEN, INC.
(Formerly Aceway Corp.)
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended December 31		Six Months Ended December 31
	2017	2016 (*)	2017	2016 (*)

Revenues	$547,558	$-	$1,965,359	$-
Cost of Goods Sold	555,331	-	1,925,171	-
Gross Profit / (Loss)	(7,773)	-	40,188	-

OPERATING EXPENSES:
Research and development	46,640	-	105,931	-
General and administrative	505,325	102,589	939,028	135,506
Total operating expenses	551,965	102,589	1,044,959	135,506

Operating Loss	(559,738)	(102,589)	(1,004,771)	(135,506)

Other income: change in fair value of warrants	-	1,505	-	1,505

Net loss before income taxes	(559,738)	(101,084)	(1,004,771)	(134,001)

Income taxes	-	-	2,139	-

NET LOSS	$(559,738)	$(101,084)	$(1,006,910)	$(134,001)

Net loss per share (Basic and Diluted)	$(0.02)	$(0.00)	$(0.04)	$(0.01)

Weighted Average Number of Shares Outstanding – Basic and Diluted
	25,659,024	25,396,215	25,618,352	25,366,224

* Fiscal year 2016 results shown above are restated amounts based on a June 30, 2017 correction of the treatment of Ingredion's $2,000,000 earnest money money deposit (see Note 1 to the Unaudited Consolidated Financial Statements).

The accompanying notes are an integral part of these consolidated financial statements.

SWEEGEN, INC.
(Formerly Aceway Corp.)
Consolidated Statements of Cash Flows
(Unudited)

	Six Months Ended December 31
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,006,910)	$(134,001)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Depreciation	244	-
Increase (decrease) in cash due to change in:
Accounts Receivable	(265,169)	-
Inventory	(61,973)	-
Deposits	(320,000)	21,206
Accounts payable and accrued expenses	110,934	(506,491)
Due to related parties	(179,892)	-
Earnest Money Deposit	-	(2,000,000)
Deferred Revenue	-	1,999,833
Fair value of derivitive liability	-	(1,505)
Net cash used in operating activities	(1,722,766)	(620,958)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Property & Equipment	(19,634)	-
Net cash used in investing activities	(19,634)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from sale of common stock	1,873,318	-
Net proceeds from the exercise of warrants	-	167
Net cash provided by financing activities	1,873,318	167

Net change in cash	130,918	(620,791)
Cash, beginning of the period	10,450	683,542
Cash, end of the period	$141,368	$62,751

Supplemental Disclosures:
Cash paid for interest	-	-
Cash paid for income taxes	$800	$-

The accompanying notes are an integral part of these consolidated financial statements.

SWEEGEN, INC.

Notes to the Unaudited Consolidated Financial Statements

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

The Company is dedicated to the development, production and distribution of nature-based, non-caloric sweeteners for the food, flavor and beverage industries. The Company’s robust product pipeline, intellectual property portfolio, and manufacturing resources provide the Company with its foundation for innovation and delivery of high-quality sweeteners. In response to increasing global sugar reduction demand, the Company intends to seek, develop and acquire, completely or a substantial interest in, companies or assets that would benefit from or that can be developed using the knowledge and expertise of the Company’s management resources.

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

•July 2017: the Company’s Rebaudioside M Product received regulatory approval in Canada.

•August 2017: the Company’s Rebaudioside M Product received Non-GMO Project Verification.

•October 2017: the U.S. FDA issued a GRAS No Objection Letter for the Company’s Rebaudioside D Product.

•October 2017: the Company’s Rebaudioside M Product received regulatory approval in Mexico.

•November 2017: 2 health-focused U.S. drink companies launched their products which contain the Company’s products.

•November 2017: a U.S. beverage company launched its powdered beverage products which contain the Company’s products.

•January 2018: a major U.S. confectionary brand launched its health-themed cookie products which contain the Company’s products.

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

On November 28, 2016, the Ingredion business relationship was finalized with the execution of a 5-year distribution agreement (the “Distribution Agreement”), in which Ingredion will serve as the Company’s global distributor for the Products. Pursuant to the terms of the Distribution Agreement, Ingredion will serve as the exclusive distributor of the Products other than to the Company’s intended in-house accounts (the “House Accounts”) and other than within the People’s Republic of China (the “PRC”). Ingredion will serve as a non-exclusive distributor of the Products in the PRC.

On November 29, 2016, Ingredion exercised the warrants to purchase 167,219 shares of the Company’s $.001 par value common stock. As such, the $2,000,000 earnest money deposit liability was eliminated and a deferred revenue liability was established in the amount of $1,999,833, to be recorded as revenue over the 5-year term of the Distribution Agreement. The remaining $167.00 was used as consideration for the exercise of the warrants and recorded to common stock for the par value of the 167,219 shares of common stock that Ingredion purchased. As discussed in the Company’s Form 10-K for the year ended June 30, 2017 (Note 2 to the Consolidated Financial Statements), in the fourth quarter of fiscal year 2017 the Company corrected the accounting treatment to record the $2,000,000 as a sale of equity. As such, the Deferred Revenue Liability of $1,865,050 as of March 31, 2017, and Revenue amounts of $36,161 recorded in the second quarter of 2017 and $98,622 recorded in the third quarter of 2017, were reclassified to Additional Paid In Capital in the total amount of $1,999,833. The financial statements contained herein reflect restated prior year results pursuant to this correction.

On April 21, 2017, the Company’s majority shareholder (the “Majority Shareholder”) transferred 850,115 shares of the Company’s common stock owned by the Majority Shareholder to Amyris, Inc. in satisfaction of a $10,000,000 debt that one of the Majority Shareholder’s wholly owned companies owed to Amyris.

SWEEGEN, INC.

Notes to the Unaudited Consolidated Financial Statements

During the quarter ended December 31, 2017, the Company completed a private placement of 19,140 shares of its common stock, $0.001 par value per share, generating proceeds of $225,000. During the current fiscal year, the Company completed private placement sales of 159,267 shares of its common stock, $0.001 par value per share, generating proceeds of $1,873,318 in the aggregate.

On August 16, 2017, the Company entered into a Stevia Sweetener Business Separation Binding Term Sheet (the “Term Sheet”) with Phyto Tech Corp. d/b/a Blue California (“Blue California”), a corporation controlled by the Company’s Majority Shareholder. Pursuant to the Term Sheet, the parties agreed to certain transfers and licenses to consolidate substantially all Rebaudioside A, Rebaudioside M, and potentially Rebaudioside D related tangible and intangible assets and manufacturing resources in the Company. The Company and Blue California intend to enter into one or more additional agreements to more fully set forth the terms and conditions of the transactions (the “Closing Documents”), which will supersede the Term Sheet, but intend that the Term Sheet be binding. All pricing in the Closing Documents shall be based upon a valuation performed by an independent third-party valuation firm mutually selected by the parties, with the closing date to be further agreed by the parties. In addition, the Company agrees to include in the Closing Documents a grant to its affiliate manufacturer in Asia of a non-exclusive, non-transferable and non-sublicensable sub-license to use all the existing know-how, patent registrations, patent applications and other proprietary technologies for the purpose of manufacturing of the Products in the territory of such manufacturer’s domicile of entity organization only for sale to the Company or the Company’s designated customers.

On August 16, 2017, the Company and another company owned by the Majority Shareholder (“Conagen”) entered into a First Amendment to Inter-Company Patent License Agreement dated November 28, 2016 (the “Amendment”). The Amendment expands the field of use from flavoring for foods and beverages to use as flavors or sweeteners in food and beverages. The Amendment also altered the royalty structure, eliminating the annual $2,000,000 minimum royalty requirement and adding an annual $15,000,000 maximum royalty limitation. The royalty calculation also changed from a tiered system of royalty percentages that decline annually to a flat 5% royalty on net sales. Royalty payments were also revised from semi-annual payments due within 60 days of the end of each royalty period to annual payments based upon the Company’s fiscal year due within 90 days of the end of each fiscal year.

In July 2017, the Company commenced shipping products for revenues pursuant to purchase orders. As further described in Note 6 - Related Party Transactions, most of the inventory associated with such purchase orders was purchased from Blue California and subsequently shipped to customers. In the future the Company intends to purchase this material directly from the affiliated manufacturer for purchase order fulfillment.

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

SWEEGEN, INC.

Notes to the Unaudited Consolidated Financial Statements

Revenue

The Company recognizes operating revenues at the time title to the goods and all risks of ownership transfer to the customer. This transfer is considered complete when a sales agreement is in place, delivery has occurred, pricing is fixed or determinable and collection is reasonably assured.

Cost of Goods Sold

Cost of Goods Sold includes the cost of raw materials. As discussed in Note 6 – Related Party Transactions, these materials are purchased from companies owned by the Majority Shareholder.

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

The following table sets forth the computation of basic earnings per share:

	Six Months Ended Dec 31, 2017	Six Months Ended Dec 31, 2016

Net loss	$(1,006,910)	$(134,001)

Weighted average common shares issued and Outstanding, Basic and Diluted	25,618,352	25,366,224

Net loss per share, Basic and Diluted	$(0.04)	$(0.01)

Basic net loss per common share is computed using the weighted average number of common shares outstanding. Diluted earnings per share include additional dilution from common stock equivalents, such as stock issuable pursuant to the exercise of stock options and warrants. The Company did not have any potentially dilutive securities, such as options or warrants, issued and outstanding as of December 31, 2017.

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

There were no share-based expenses for the period from Business Commencement to December 31, 2017.

SWEEGEN, INC.

Notes to the Unaudited Consolidated Financial Statements

Deferred Income Taxes and Valuation Allowance

Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the consolidated financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations. No net deferred tax assets or liabilities were recognized as of December 31, 2017 and June 30, 2017.

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

The Company’s current sales are primarily concentrated with our global distributor, Ingredion. Sales to Ingredion represent 84% of the total sales for the three months ended December 31, 2017, and include shipments to the U.S. and other international locations. Ingredion also represents 100% of the Company’s Accounts Receivable balance at December 31, 2017.

The Company evaluates customer credit quality on a case-by-case basis, and if warranted, intends to establish an allowance for amounts for which collection is considered doubtful. For the three months ended December 31, 2017, most of the shipment activity is with Ingredion, the Company’s global distributor, and therefore deemed a low credit risk. No allowance for doubtful accounts has been established as of December 31, 2017.

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

Related Parties

The Company maintains procedures for the identification of related parties and disclosure of related party transactions. As discussed in Note 6 – Related Party Transactions, the Company has business relationships with companies owned by the Majority Shareholder, and the Company will occasionally record short-term assets or liabilities resulting from these business transactions. Short-term assets are the result of prepaid inventory to a related party manufacturer, and liabilities are the result of loans made to the Company for working capital purposes. All amounts loaned to the Company are non-interest bearing and due upon demand. On December 31, 2017 and June 30, 2017, the Company was owed $313,378 and owed $186,514, respectively, to companies owned by the Majority Shareholder.

SWEEGEN, INC.

Notes to the Unaudited Consolidated Financial Statements

Commitments and Contingencies

Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated. There were no commitments or contingencies as of December 31, 2017.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers.” The revenue recognition standard affects all entities that have contracts with customers, except for certain items. The new revenue recognition standard eliminates the transaction-and industry-specific revenue recognition guidance under current U.S. GAAP and replaces it with a principle-based approach for determining revenue recognition. As amended, public entities are required to adopt the revenue recognition standard for annual periods beginning after December 15, 2017, and interim reporting periods thereafter. Early adoption is not permitted for public entities. As such, the Company will first implement this standard effective July 1, 2018. As the Company has only recently begun to generate revenue, management is in the process of evaluating the effect of implementing this new guidance.

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

NOTE 3 - GOING CONCERN

The Company's consolidated financial statements are prepared using U.S. GAAP applicable to a going concern, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. The Company had an accumulated deficit of $3,260,353 and working capital of $592,070 as of December 31, 2017. The Company has not established an ongoing source of revenues sufficient to cover its operating costs and requires additional capital to proceed with its operating plan. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations. These factors raise substantial doubt about its ability to continue as a going concern.

In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management's plan to obtain such resources for the Company may include: product sales, sales of equity instruments, traditional financing such as loans, and obtaining capital from management and significant stockholders sufficient to meet its operating expenses. During the current fiscal year, as a result of various regulatory approvals being granted on the Company’s Products, the Company commenced shipping products to customers for revenue, and the Company completed private placement sales of its common stock, generating proceeds of $1,873,318 (see Note 1). However, management cannot provide any assurance that the Company will be successful in accomplishing all of its plans.

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

SWEEGEN, INC.

Notes to the Unaudited Consolidated Financial Statements

NOTE 4 - EQUITY

Authorized Stock

The Company’s Articles of Incorporation authorize 75,000,000 shares of common stock with a par value of $0.001 per share. Each share of common stock entitles the holder to one vote, in person or proxy, on any matter on which action of the stockholders of the Company is sought.

Common Shares

During the current fiscal year, the Company completed private placement sales of 159,267 shares of its common stock. In fiscal year 2017, the Company issued 167,219 shares of its common stock in connection with the Ingredion transaction (Note 1). The Company effectively had 25,662,720 and 25,503,453 common shares issued and outstanding as of December 31, 2017 and June 30, 2017, respectively. The Company currently has no warrants outstanding.

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

The Tax Cuts and Jobs Act (the “Act”) was enacted in December 2017. The Act reduces the U.S. federal corporate tax rate to 21%. At December 31, 2017, we had not completed our accounting for the tax effects of the Act; however, we made a reasonable estimate of the effects on our existing deferred tax balance.

The provision for income taxes differs from the amounts that would be provided by applying the statutory federal income tax rate of 21% to the net loss before provision for income taxes due primarily to changes in the valuation allowance to fully reserve net deferred tax assets. Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carry-forwards are expected to be available to reduce taxable income. As the achievement of required future taxable income is uncertain, the Company recorded a valuation allowance. The Company has not recorded a provision for income taxes for the three months ended December 31, 2017 and 2016 since the Company has had net operating losses since Business Commencement.

The deferred tax assets are measured using enacted tax rates for each of the jurisdictions in which we operate, and the tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. As of December 31, 2017, we remeasured certain tax assets based on the tax rates expected to apply in the future.

	Six Months Ended December 31, 2017	Six Months Ended December 31, 2016

Net operating loss before non-deductible items	$1,006,910	$134,001
Tax rate	21%	34%
Deferred tax assets	211,451	45,560
Less: Valuation allowance	(211,451)	(45,560)
Income tax expense per books	$-	$-

SWEEGEN, INC.

Notes to the Unaudited Consolidated Financial Statements

Due to uncertainties surrounding the Company's ability to generate future taxable income to realize deferred income tax assets arising as a result of net operating losses carried forward, the Company has not recorded any deferred income tax asset as of December 31, 2017 and 2016. The Company has an operating loss of $3,258,848 since Business Commencement. The net operating loss carryforwards will begin to expire in varying amounts from year 2033, subject to its eligibility as determined by respective tax regulating authorities.

Net deferred tax assets consist of the following components as of:

	December 31, 2017	December 31, 2016

Net operating loss carryover	$684,674	$401,204
Valuation allowance	(684,674)	(401,204)
Net deferred tax asset	$-	$-

NOTE 6 – RELATED PARTY TRANSACTIONS

On August 16, 2017, the Company entered into a Stevia Sweetener Business Separation Binding Term Sheet (the “Term Sheet”) with Phyto Tech Corp. d/b/a Blue California (“Blue California”), a corporation controlled by the Company’s Majority Shareholder. Pursuant to the Term Sheet, the parties agreed to certain transfers and licenses to consolidate substantially all Rebaudioside A, Rebaudioside M, and potentially Rebaudioside D related tangible and intangible assets and manufacturing resources in the Company. The Company and Blue California intend to enter into one or more additional agreements to more fully set forth the terms and conditions of the transactions (the “Closing Documents”), which will supersede the Term Sheet, but intend that the Term Sheet be binding. All pricing in the Closing Documents shall be based upon a valuation performed by an independent third-party valuation firm mutually selected by the parties, with the closing date to be further agreed by the parties. In addition, the Company agrees to include in the Closing Documents a grant to its affiliate manufacturer in Asia of a non-exclusive, non-transferable and non-sublicensable sub-license to use all the existing know-how, patent registrations, patent applications and other proprietary technologies for the purpose of manufacturing of the Products in the territory of such manufacturer’s domicile of entity organization only for sale to the Company or the Company’s designated customers.

On August 16, 2017, the Company and another company owned by the Majority Shareholder (“Conagen”) entered into a First Amendment to Inter-Company Patent License Agreement dated November 28, 2016 (the “Amendment”). The Amendment expands the field of use from flavoring for foods and beverages to use as flavors or sweeteners in food and beverages. The Amendment also altered the royalty structure, eliminating the annual $2,000,000 minimum royalty requirement and adding an annual $15,000,000 maximum royalty limitation. The royalty calculation also changed from a tiered system of royalty percentages that decline annually to a flat 5% royalty on net sales. Royalty payments were also revised from semi-annual payments due within 60 days of the end of each royalty period to annual payments based upon the Company’s fiscal year due within 90 days of the end of each fiscal year.

On November 15, 2017 (the “Execution Date”), the Company entered into a “Facility Sharing and Service Agreement” with Phyto Tech Corp. d/b/a Blue California (“Blue California”), a corporation controlled by the Company’s Majority Shareholder. According to this agreement, the Company has utilized and will continue to utilize until June 30, 2018, approximately 3,000 square feet (the “Shared Premises”), or 10% of the entire square footage of the office and warehouse space that Blue California currently leases. In addition, the Company will be responsible for its allocable share of the utilities, insurance, maintenance, services and office supplies in connection with use of the Shared Premises, and will lease certain IT equipment, furniture and other office equipment during the term of the agreement. Blue California will provide the Company with certain personal and consulting support relating to its operations. In consideration for these services and the shared facility, the Company will reimburse Blue California a total of $250,000 for each of the calendar quarters beginning July 1, 2017 and October 1, 2017, and an estimated $133,000 for each of the calendar quarters beginning January 1, 2018 and April 1, 2018, subject to adjustment by the parties as provided in the agreement. The agreement can be terminated upon 30 days’ notice by either party.

There are three general categories of recurring financial transactions executed by the Company with related parties:

•Operating Expenses / working capital - the Company periodically receives short-term loans from Blue California for working capital needs. Also, expenses for the Company are occasionally incurred and paid by related parties, and subsequently charged back to the Company.

•Inventory - the Company purchases inventory for resale from Blue California, which is in the process of decline as the Company has started to purchase inventory directly from another related party manufacturer, and the Company will also make deposit payments to a related party manufacturer for future deliveries.

•Royalty payments - the Company records a liability to its Balance Sheet for royalty payments due to Conagen (see Note 1, the Amendment).

As of December 31, 2017 and June 30, 2017, the Company was owed $313,378 and owed $186,514, respectively, to companies owned by the Majority Shareholder, further explained as follows:

Operating Expense: During the six months ended December 31, 2017, related parties charged the Company $604,844 for various Operating Expenses (including the $250,000 flat fee allocation per quarter described above), and the Company repaid $944,111 for Operating Expenses. At the beginning of the fiscal year, the Company owed $186,514 to related parties, and at the end of the current period the Company was owed $152,752.

Inventory: During the six months ended December 31, 2017, the Company purchased $1,951,759 of inventory from related parties, and the Company repaid $1,818,124 of this amount. Additionally, the Company paid $320,00 as deposits against future inventory deliveries (the Company subsequently received this inventory in January, 2018). At the beginning of the fiscal year, the Company had no outstanding balance to related parties for inventory, and at the end of the current period, the Company was owed $186,365.

Royalty: During the six months ended December 31, 2017, the Company recorded liabilities of $25,739 in recognition of royalty payments due to Conagen based on Product shipments (see Note 1, the Amendment). At the beginning of the fiscal year, the Company had no outstanding balance to related parties for royalties, and at the end of the current period, the Company owed $25,739. Payment is due to Conagen within 90 days after the end of the Company’s fiscal year ending on June 30, 2018.

Total amount owed to the Company by related parties includes $152,752 from Operating Expense transactions, plus $186,365 from Inventory transactions, offset by $25,739 in royalty fees, or a net total owed of $313,378 as of December 31, 2017. The Company’s balance sheet reflects this amount with an Asset of $320,000 (Deposits) and Liability of $6,622 (Due to Related Parties). All amounts loaned to / from the Company are non-interest bearing and due on demand.

The amounts and terms of the above transactions may not necessarily be indicative of the amounts and terms that would have been incurred had comparable transactions been entered into with independent third parties.

NOTE 7 SUBSEQUENT EVENTS

For the fiscal year to date, the Company received confirmation of estimated, non-binding purchase volumes exceeding $10,000,000 in the aggregate from two major customers for its natural stevia sweetener products, expected to be fulfilled over a period of one year. Purchases will be made pursuant to purchase orders, which the Company has recently begun receiving and fulfilling.

As of the date of this filing, and subsequent to the period ending December 31, 2017, the Company shipped $465,100 of products to customers. The Company’s current backlog of unshipped orders is $1,291,900.

In January 2018, a major U.S. confectionary brand launched its health-themed cookie products which contain the Company’s products.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

Forward-Looking Information

This Quarterly Report of SweeGen, Inc. on Form 10-Q contains forward-looking statements, including those identified with the words, “will”, “would”, “anticipates,” “believes,” “expects,” “plans,” “intends," “objectives,” and similar expressions. These statements reflect management's expectations or beliefs about future events and financial performance based on factors known at the time of such statements. Actual events or results may differ materially from those discussed herein. The forward-looking statements specified in the following information have been compiled by our management on the basis of assumptions made by management and considered by management to be reasonable. Our future operating results, however, are impossible to predict and no representation, guaranty, or warranty is to be inferred from those forward-looking statements. The assumptions used for purposes of the forward-looking statements specified in the following information represent estimates of future events and are subject to uncertainty as to possible changes in economic, legislative, industry, and other circumstances, such as those that may be identified in the Company’s filings with the SEC. As a result, the identification and interpretation of data and other information and their use in developing and selecting assumptions from and among reasonable alternatives require the exercise of judgment. To the extent that the assumed events do not occur, the outcome may vary substantially from anticipated or projected results, and, accordingly, no opinion is expressed on the achievability of those forward-looking statements. No assurance can be given that any of the assumptions relating to the forward-looking statements specified in the following information are accurate, and we assume no obligation to update any such forward-looking statements.

Introduction

Corporate Overview

The Company is dedicated to the development, production and distribution of nature-based, non-caloric sweeteners for the food, flavor and beverage industries. The Company’s robust product pipeline, intellectual property portfolio, and manufacturing resources in Asia provide the Company with its foundation for innovation and delivery of high-quality sweeteners. In response to increasing global sugar reduction demand, the Company intends to seek, develop and acquire, completely or a substantial interest in, companies or assets that would benefit from or that can be developed using the knowledge and expertise of the Company’s management resources.

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

•July 2017: the Company’s Rebaudioside M Product received regulatory approval in Canada.

•August 2017: the Company’s Rebaudioside M Product received Non-GMO Project Verification.

•October 2017: the U.S. FDA issued a GRAS No Objection Letter for the Company’s Rebaudioside D Product.

•October 2017: the Company’s Rebaudioside M Product received regulatory approval in Mexico.

•November 2017: 2 health-focused U.S. drink companies launched their products which contain the Company’s products.

•November 2017: a U.S. beverage company launched its powdered beverage products which contain the Company’s products.

•January 2018: a major U.S. confectionary brand launched its health-themed cookie products which contain the Company’s products.

In July 2017, the Company commenced shipping products for revenues pursuant to purchase orders. As further described in Note 6, Related Party Transactions, most of the inventory associated with such purchase orders was purchased from Blue California and subsequently shipped to customers. In the future the Company intends to purchase this material directly from the manufacturer for purchase order fulfillment.

Results of Operations

Three Months Ended December 31, 2017 Compared to the Three Months Ended December 31, 2016 (unaudited)

The following table presents our results of operations for the three months ended December 31, 2017 and 2016:

	Three months ended December 31, 2017	Three months ended December 31, 2016*
Revenue	$547,558	$-
Cost of Goods Sold	555,331	-
Gross Profit / (Loss)	(7,773)	-

Operating Expenses
Research and development	46,640	-
General and administrative	505,325	102,589
Total operating expenses	551,965	102,589

Operating Loss	(559,738)	(102,599)

Other Income: Change in fair value of warrants	-	1,505

Net loss before income tax	(559,738)	(101,084)

Income Tax	-	-

Net loss	$(559,738)	$(101,084)

*Fiscal year 2016 results shown above are restated amounts based on a June 30, 2017 correction of the treatment of Ingredion’s $2,000,000 earnest money deposit (see note 1 to the Unaudited Consolidated Financial Statements)

For the three months ended December 31, 2017 the Company generated revenue of $547,558, resulting in a gross loss of $7,773, and incurred $551,965 in operating expenses, resulting in an operating loss of $559,738. Research and development expense of $46,640 was for regulatory expenses paid to third parties for filing fees and laboratory testing. This activity is expected to continue for the rest of the fiscal year as the Company continues to pursue global regulatory approval of its Products. General and Administrative expense of $505,325 was for services and expense required to support increased activity by the Company to execute its Product development and sales initiatives in the current fiscal year related to Sales, Marketing, Finance, Accounting and Legal. General and Administrative expense includes a flat fee allocation of $250,000 from Blue California, as described in Note 6 – Related Party Transactions. The Company expects this increased General and Administrative expense trend to continue for the rest of the fiscal year as it remains focused on the execution of its business strategies.

The Company began shipping product for revenue for the first time this fiscal year and gross profit is negative for various reasons. For example, most of the inventory for these shipments was purchased from Blue California’s on-hand inventory as described in Note 6 – Related Party Transactions. As contemplated by the Stevia Sweetener Business Separation Binding Term Sheet, the Company intends that this will be a temporary situation that exists while SweeGen establishes its own infrastructure for inventory warehousing, distribution and business processes throughout the remainder of the fiscal year (the “Transition Period”). Considering that (1) the costs of acquiring and managing such inventory was incurred by Blue California; and (2) on-going support is needed from Blue California during the Transition Period, Blue California applies a moderate markup to this inventory sold to the Company in order to recover their estimated expenses associated with the aforementioned activities. This has an unfavorable impact on the Company’s gross profit, which is expected to continue in a declining manner during the Transition Period.

In addition, the production cost associated with the Products (and corresponding cost to the Company) is expected to decrease over time as production volumes increase. Increased volumes are expected to lower per-unit fixed costs, and improved manufacturing processes and yields over time are expected to lower costs. The manufacturer has not yet achieved optimal manufacturing volume or experience, and this had an unfavorable impact on the Company’s gross profit in this period, and is expected to continue until such time that unit volumes increase and manufacturing processes mature.

The Company expects to see continued Revenue from new and existing business; however, based upon the further research and commercialization efforts needed for our product offering, we cannot accurately predict revenue trends on a quarter-to-quarter basis.

Six Months Ended December 31, 2017 Compared to the Six Months Ended December 31, 2016 (unaudited)

The following table presents our results of operations for the six months ended December 31, 2017 and 2016:

	Six months ended December 31, 2017	Six months ended December 31, 2016*
Revenue	$1,965,359	$-
Cost of Goods Sold	1,925,171	-
Gross Profit	40,188	-

Operating Expenses
Research and development	105,931	-
General and administrative	939,028	135,506
Total operating expenses	1,044,959	135,506

Operating Loss	(1,004,771)	(135,506)

Other Income: Change in fair value of warrants	-	1,505

Net loss before income tax	(1,004,771)	(134,001)

Income Tax	2,139	-

Net loss	$(1,006,910)	$(134,001)

*Fiscal year 2016 results shown above are restated amounts based on a June 30, 2017 correction of the treatment of Ingredion’s $2,000,000 earnest money deposit (see note 1 to the Unaudited Consolidated Financial Statements)

For the six months ended December 31, 2017 the Company generated revenue of $1,965,359 resulting in gross profit of $40,188, and incurred $1,044,959 in operating expenses, resulting in an operating loss of $1,004,771. Research and development expense of $105,931 was for regulatory expenses paid to third parties for filing fees and laboratory testing. This activity is expected to continue for the rest of the fiscal year as the Company continues to pursue global regulatory approval of its Products. General and Administrative expense of $939,028 is for services and expense required to support increased activity by the Company to execute its Product development and sales initiatives in the current fiscal year related to Sales, Marketing, Finance, Accounting and Legal. General and Administrative expense includes a flat fee allocation of $500,000 from Blue California, as described in Note 6 – Related Party Transactions. The Company expects this increased General and Administrative expense trend to continue for the rest of the fiscal year as it remains focused on the execution of its business strategies. Income taxes of $2,139 were for minimum filing fees due to the State of California.

The Company began shipping product for revenue for the first time this fiscal year and gross profit is low for various reasons. For example, most of the inventory for these shipments was purchased from Blue California’s on-hand inventory as described in Note 6 – Related Party Transactions. As contemplated by the Stevia Sweetener Business Separation Binding Term Sheet, the Company intends that this will be a temporary situation that exists while SweeGen establishes its own infrastructure for inventory warehousing, distribution and business processes throughout the remainder of the fiscal year (the “Transition Period”). Considering that (1) the costs of acquiring and managing such inventory was incurred by Blue California; and (2) on-going support is needed from Blue California during the Transition Period, Blue California applies a moderate markup to this inventory sold to the Company in order to recover their estimated expenses associated with the aforementioned activities. This has an unfavorable impact on the Company’s gross profit, which is expected to continue in a declining manner during the Transition Period.

In addition, the production cost associated with the Products (and corresponding cost to the Company) is expected to decrease over time as production volumes increase. Increased volumes are expected to lower per-unit fixed costs, and improved manufacturing processes and yields over time are expected to lower costs. The manufacturer has not yet achieved optimal manufacturing volume or experience, and this had an unfavorable impact on the Company’s gross profit in this period, and is expected to continue until such time that unit volumes increase and manufacturing processes mature.

The Company expects to see continued Revenue from new and existing business; however, based upon the further research and commercialization efforts needed for our product offering, we cannot accurately predict revenue trends on a quarter-to-quarter basis.

Liquidity and Capital Resources

As of December 31, 2017, the Company had $141,368 in cash and working capital of $592,070, as compared to $10,450 in cash and a working capital deficit of $254,948 as of June 30, 2017.

We have no credit lines as of December 31, 2017.

Inflation and changing prices have had no effect on our continuing operations over our two most recent fiscal years.

We have no off-balance sheet arrangements as defined in Item 303(a) of Regulation S-K.

During the current fiscal year, the Company completed private placement sales of 159,267 shares of its common stock, $0.001 par value per share, generating proceeds of $1,873,318 (see Note 1 to the Unaudited Consolidated Financial Statements).

Currently we do not have sufficient capital to fund our operations for the next 12 months. Cash receipts from Product shipments will be used to pay for raw materials used to fulfill shipments and operating expenses similar to those described in ‘Results of Operations’ in the preceding note. We anticipate that capital requirements will increase during fiscal year 2018 due to recently received and anticipated future purchase orders from customers, and an increase of operating expenses that accompanies product shipment activity. We anticipate that we will need between $1,000,000 - $3,000,000 to fund the next 12 months of our operations, and if we are unable to meet our needs for cash from debt or equity financings, we may be unable to continue, develop, or expand our operations.

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

There is limited historical financial information about us on which to base an evaluation of our performance. We have generated relatively small amount of revenues from operations. We cannot guarantee we will be successful in our business operations. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources, possible delays in developing our products, and possible cost overruns due to the price and cost increases in supplies and services.

Going Concern

As of December 31, 2017, the Company had an accumulated deficit of $3,260,353 and working capital of $592,070. The Company has not established an ongoing source of revenues sufficient to cover its operating costs and requires additional capital to proceed with its operating plan. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations. These factors raise substantial doubt about its ability to continue as a going concern.

In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management's plan to obtain such resources for the Company may include: product sales; sales of equity instruments; traditional financing (such as loans); and obtaining capital from management and significant stockholders sufficient to meet its operating expenses. During the current fiscal year, the Company commenced shipping products to customers for revenue, and the Company completed private placement sales of its common stock, generating proceeds of $1,873,318 (see Note 1 to the Unaudited Consolidated Financial Statements). However, management cannot provide any assurance that the Company will be successful in accomplishing all of its plans.

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

Critical Accounting Policies and Estimates

We prepare our consolidated financial statements in conformity with U.S. GAAP, which requires management to make certain estimates and apply judgments. We base our estimates and judgments on historical experience, current trends and other factors that management believes to be important at the time the condensed consolidated financial statements are prepared. On a regular basis, we review our accounting policies and how they are applied and disclosed in our consolidated financial statements. Specific Accounting Policies are contained in Note 2 to the Unaudited Consolidated Financial Statements.

While we believe that the historical experience, current trends and other factors considered support the preparation of our consolidated financial statements, in conformity with U.S. GAAP, actual results could differ from our estimates and such differences could be material.

Off Balance Sheet Arrangements

We do not engage in any activities involving off-balance sheet arrangements.

Recent Accounting Pronouncements

See Note 2 to the Unaudited Consolidated Financial Statements – Summary of Significant Accounting Policies

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

Pursuant to Rule 13a-15(b) under the Exchange Act, the Company carried out an evaluation of the effectiveness of the Company's disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the quarter ended December 31, 2017. Based upon that evaluation, the Company's Chief Executive and Chief Financial Officer concluded that the Company's disclosure controls and procedures were not effective as of December 31, 2017 due to the Company’s limited size, limited internal resources, and lack of ability to have multiple levels of transaction review.

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

The matters involving internal controls and procedures that our management considered to be material weaknesses were: (1) lack of a functioning audit committee, (2) lack of a majority of outside directors on our Board of Directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (3) inadequate segregation of duties consistent with control objectives; (4) management dominated by a single individual without adequate compensating controls; and (5) inadequate internal resources for accounting and reporting matters. The aforementioned material weaknesses were identified by our Chief Executive Officer and Chief Financial Officer in connection with the review of our annual consolidated financial statements as of June 30, 2017.

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

Changes in Internal Control over Financial Reporting

There have been no changes in internal controls over financial reporting that occurred during the quarter ended December 31, 2017 that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

Neither we nor our property are party to any pending or, to our knowledge, threatened legal proceeding.

Item 1A. Risk Factors.

As a "smaller reporting company" we are not required to provide the information required by this Item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the current quarter ending December 31, 2017 the Company completed private placement sales of 19,140 shares of its common stock, $0.001 par value, generating proceeds of $225,000. On October 22, 2017 an unaffiliated 3rd party purchased 17,002 shares for $200,000; and on December 22, 2017 an employee purchased 2,138 shares for $25,000. The issuance was made pursuant to the registration exemption provided by Section 4(a)(2) of the Securities Act of 1933, as amended, as the common stock was sold in privately negotiated, isolated transactions with a small number of sophisticated purchasers not involving any public offer or solicitation.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

(a) None.

(b) There have been no material changes to the procedures by which security holders may recommend nominees to the Company’s Board of Directors implemented in the quarter ended December 31, 2017.

Item 6. Exhibits.

The following exhibits are included as part of this report:

Exhibit No.	Description
10.1

Facility Sharing and Service Agreement dated November 13, 2017 between the Registrant and Phyto Tech Corp. d/b/a Blue California (filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and

Exchange Commission on November 20, 2017, as amended, and incorporated herein by reference).

31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification of Principal Executive and Financial Officer
32.1	Rule 1350 Certification of Principal Executive and Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SWEEGEN, INC.
(Registrant)

Dated: February 13, 2018	/s/ Steven Chen
Steven Chen
Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Director
(Principal Executive, Financial, and Accounting Officer)